Form 10-Q
period 2013-06-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2013-08-07
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-187931

Truven Holding Corp.
(Exact name of registrant parent guarantor as specified in its charter)

Delaware	7374	45-5164353
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Truven Health Analytics Inc.
(Exact name of registrant issuer as specified in its charter)

Delaware	7374	06-1467923
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
777 E. Eisenhower Parkway
Ann Arbor, Michigan 48108
(Address of registrants' principal executive offices)

(734) 913-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated Filer ☐         Non-accelerated filer ☑     smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of August 7, 2013, there was one outstanding share of each of the registrants.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Interim Condensed Consolidated Balance Sheets - As of June 30, 2013 (Successor) and December 31, 2012 (Successor)	1

	Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) - For the three and six month periods ended June 30, 2013 (Successor), the periods from inception (April 20, 2012) to June 30, 2012 (Successor), January 1, 2012 to June 6, 2012 (Predecessor), and April 1, 2012 to June 6, 2012 (Predecessor)	2

	Unaudited Interim Condensed Consolidated and Combined Statements of Cash Flows - For the six month period ended June 30, 2013 (Successor), from inception (April 20, 2012) to June 30, 2012 (Successor), and January 1, 2012 to June 6, 2012 (Predecessor)	3

	Unaudited Interim Condensed Consolidated Statement of Equity - For the six month period ended June 30, 2013 (Successor)	5

	Notes to Unaudited Interim Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

Signatures		53

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this quarterly report to:

•	the term “Holdings LLC” refer to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “the Company”, “Truven Holding”, "we", "us", "our" and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC;

•
the term “TRHI” refer to Thomson Reuters (Healthcare) Inc., a Delaware corporation, which, upon consummation of the Merger, became a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changed its name to Truven Health Analytics Inc.;

•
the terms “Thomson Reuters Healthcare” and “Predecessor” refer to TRHI, together with certain other assets and liabilities of the Thomson Reuters Healthcare business prior to and including the date of the closing of the Acquisition on June 6, 2012;

•
the term “Wolverine” refer to Wolverine Healthcare Analytics, Inc., a Delaware corporation and an affiliate of The Veritas Capital Fund IV, L.P., a private equity fund managed by Veritas Capital, which was formed on May 16, 2012 as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and, upon consummation of the Acquisition, merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the terms “Truven” and the “Issuer” refer to Truven Health Analytics Inc., a Delaware corporation and a direct wholly-owned subsidiary of Truven Holding;

•
the term “Acquisition” refer to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with the Stock Seller and the Asset Seller and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

•
the term “Merger” refer to the merger upon the closing of the Acquisition, whereby Wolverine (which was formed solely for the purpose of completing the Acquisition) merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the term “Stock Seller” refer to Thomson Reuters U.S. Inc.;

•	the terms “Sponsor” and “Veritas Capital” refer to Veritas Capital Fund Management, L.L.C.;

•	the term "Asset Seller" refer to Thomson Reuters Global Resources;

•	the terms “Thomson Reuters” and the “Predecessor Parent” refer to Thomson Reuters Corporation;

•
the term “Stock and Asset Purchase Agreement” refer to the Stock and Asset Purchase Agreement among VCPH Holding Corp., the Stock Seller and the Asset Seller, dated as of April 23, 2012, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012;

•	the term “Predecessor Period” refer to all periods prior to and including the date of the closing of the Acquisition on June 6, 2012; and

•	the term “Successor” refer to Truven Holding, on a consolidated basis with its subsidiaries;

•	the term “Successor Period” refer to all periods from inception of Truven Holding (April 20, 2012 - December 31, 2012), which includes all periods after the closing of the Acquisition on June 6, 2012.

ii

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$8,129	$23,805
Trade and other receivables (less allowances of $1,587 and $1,865, respectively)	71,537	105,141
Prepaid expenses and other current assets	23,959	18,409
Deferred tax assets	4,346	10,648
Total current assets	107,971	158,003
Computer hardware and other property, net	46,228	40,191
Developed technology and content, net	153,330	160,335
Goodwill	824,339	824,339
Other identifiable intangible assets, net	379,243	396,473
Other noncurrent assets	16,253	17,786
Total assets	$1,527,364	$1,597,127
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$72,240	$92,507
Deferred revenue	102,206	122,319
Current portion of long-term debt	5,350	5,276
Capital lease obligation	1,368	—
Income taxes payable	308	82
Total current liabilities	181,472	220,184
Deferred revenue	2,137	5,354
Long-term debt	853,142	832,696
Deferred tax liabilities	94,964	118,675
Other noncurrent liabilities	930	966
Total liabilities	1,132,645	1,177,875
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	477,459	473,364
Accumulated deficit	(82,738)	(54,112)
Foreign currency translation adjustment	(2)	—
Total equity	394,719	419,252
Total liabilities and equity	$1,527,364	$1,597,127
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands of dollars, unless otherwise indicated)

	Three month period ended June 30,	From inception (April 20, 2012) to June 30,	April 1, 2012 to June 6,	Six month period ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012	2013	2012	2012
	Successor		Predecessor	Successor		Predecessor

Revenues, net	$126,997	$23,313	$88,850	$239,887	$23,313	$208,998
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(67,054)	(14,302)	(46,446)	(132,394)	(14,302)	(108,760)
Selling and marketing, excluding depreciation and amortization	(15,536)	(3,694)	(11,245)	(28,651)	(3,694)	(25,559)
General and administrative, excluding depreciation and amortization	(12,663)	(3,647)	(16,427)	(23,797)	(3,647)	(30,821)
Allocation of costs from Predecessor Parent and affiliates	—	—	(2,550)	—	—	(10,003)
Depreciation	(4,409)	(612)	(3,253)	(8,989)	(612)	(6,805)
Amortization of developed technology and content	(7,726)	(1,651)	(6,587)	(15,444)	(1,651)	(12,460)
Amortization of other identifiable intangible assets	(8,615)	(2,298)	(3,461)	(17,230)	(2,298)	(8,226)
Other operating expenses	(7,635)	(29,751)	(11,800)	(20,500)	(29,751)	(18,803)
Total operating costs and expenses	(123,638)	(55,955)	(101,769)	(247,005)	(55,955)	(221,437)
Operating (loss) income	3,359	(32,642)	(12,919)	(7,118)	(32,642)	(12,439)
Net interest (expense) income (to) from Predecessor Parent	—	(10)	2	—	(10)	—
Interest expense	(20,525)	(5,005)	(41)	(38,092)	(5,005)	—
Interest income	—	—	—	—	—	3
Unrealized foreign exchange loss	(441)	—	—	(453)	—	—
Income (loss) before income taxes	(17,607)	(37,657)	(12,958)	(45,663)	(37,657)	(12,436)
Benefit from income taxes	6,611	11,631	5,032	17,037	11,631	4,803
Net (loss) income	$(10,996)	$(26,026)	$(7,926)	$(28,626)	$(26,026)	$(7,633)

Other comprehensive loss:
Foreign currency translation adjustments	$30	$—	$—	$(2)	$—	$—
Total comprehensive (loss) income	$(10,966)	$(26,026)	$(7,926)	$(28,628)	$(26,026)	$(7,633)
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Six months ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor	Successor	Predecessor
Operating activities
Net (loss) income	$(28,626)	$(26,026)	$(7,633)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	8,989	612	6,805
Amortization of developed technology and content	15,444	1,651	12,460
Amortization of other identifiable intangible assets	17,230	2,298	8,226
Amortization of debt issuance costs	1,304	202	—
Amortization of debt discount	1,202	118	—
Amortization of unfavorable leasehold interest	(94)	(12)	—
Loss on extinguishment of debt	2,353	—	—
Deferred income tax (benefit) provision	(17,409)	(11,632)	543
Share-based compensation expense	767	—	2,519
Retention bonus in conjunction with the Acquisition	1,378	2,110	5,800
Changes in operating assets and liabilities:
Trade and other receivables	33,604	833	32,869
Prepaid expenses and other current assets	(5,550)	(872)	388
Accounts payable and accrued expenses	(21,603)	12,238	(21,582)
Bank overdrafts	—	—	(2,630)
Deferred revenue	(23,330)	(4,754)	(19,739)
Income taxes	226	—	(514)
Other	(664)	—	294
Net cash provided by (used in) operating activities	(14,779)	(23,234)	17,806
Investing activities
Acquisitions, net of cash acquired	—	(1,249,402)	—
Capital expenditures	(20,339)	(1,774)	(10,285)
Net cash used in investing activities	(20,339)	(1,251,176)	(10,285)

Continued on next page

	Six months ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor	Successor	Predecessor
Financing activities
Issuance of common stock	—	464,400	—
Additional capital contribution	1,950	—	—
Proceeds from senior term loan, net of original issue discount	—	517,125	—
Proceeds from senior notes, net of original issue discount	—	325,007	—
Proceeds from revolving credit facility	15,000	—	—
Principal repayment of senior term loan	(2,657)	—	—
Proceeds from senior term loan related to refinancing	86,105	—	—
Principal repayment of senior term loan related to refinancing	(74,772)	—	—
Premium payment for refinancing the credit facility	(5,760)	—	—
Payment of debt issuance costs	—	(21,616)	—
Payment of capital lease obligation	(422)	—	—
Decrease in net investment of Predecessor Parent	—	—	(16,760)
Decrease in notes receivable from Predecessor Parent	—	—	9,247
Net cash provided by (used in) financing activities	19,444	1,284,916	(7,513)
Effect of exchange rate changes in cash	(2)	—	—
Increase (decrease) in cash and cash equivalents	(15,676)	10,506	8
Cash and cash equivalents
Beginning of period	23,805	—	70
End of period	$8,129	$10,506	$78

	Six months ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012
	(Successor)	(Successor)	(Predecessor)
Supplemental cash flow disclosures
Interest paid	$31,761	$—	$—
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Six months ended June 30, 2013
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at December 31, 2012	$—	$473,364	$(54,112)	$—	$419,252
Additional capital contribution	—	1,950	—	—	1,950
Retention bonus in conjunction with the Acquisition	—	1,378	—	—	1,378
Share-based compensation expense	—	767	—	—	767
Foreign currency translation adjustment	—	—	—	(2)	(2)
Net loss	—	—	(28,626)	—	(28,626)
Balance at June 30, 2013	$—	$477,459	$(82,738)	$(2)	$394,719
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Notes to Unaudited Condensed Consolidated and Combined
Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp., the “Company”), an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas Capital” or the “Sponsor”), entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. (“TRUSI”) and Thomson Reuters Global Resources (“TRGR”), both affiliates of the Thomson Reuters Corporation (“the Stock and Asset Purchase Agreement”), which VCPH Holding Corp. assigned to Wolverine Healthcare Analytics, Inc. (“Wolverine”) on May 24, 2012. Wolverine is an affiliate of The Veritas Fund IV, L.P., a fund managed by Veritas Capital. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of Thomson Reuters (Healthcare) Inc. (“TRHI”) from TRUSI and certain other assets and liabilities of the Thomson Reuters Healthcare business from TRGR and its affiliates (the “Acquisition”). Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the merger (the “Merger”) as a direct wholly-owned subsidiary of the Company, and subsequently changed its name to Truven Health Analytics Inc. (“Truven”). Following the Merger, the assets acquired and liabilities assumed are now held by Truven, which remains a direct wholly-owned owned subsidiary of the Company.
Truven provides healthcare data and analytics solutions and services to key constituents in the healthcare system, including employers and health plans, federal government agencies, state government agencies, hospitals, clinicians and pharmaceutical companies. Truven operates and manages its business under three reportable segments: Payer, Hospitals and Clinicians.
Truven Holding Corp. was formed on April 20, 2012, by Veritas Capital for the purpose of consummating the Acquisition and has had no operations from inception other than its investment in Truven.
Basis of Presentation
These unaudited interim condensed consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and method used in preparation of the Company's consolidated and combined financial statements as of December 31, 2012 and for the 2012 Periods. The preparation of interim condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated and combined financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the 2012 Periods included in the Amendment No. 1 to Form S-4 as filed with the SEC on June 19, 2013 and declared effective on June 26, 2013 ("Form S-4/A").
Successor - The accompanying unaudited interim condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2013, and statement of equity and cash flows for the six month period ended June 30, 2013, include the accounts of Truven Holding Corp. from January 1, 2013 to June 30, 2013. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Business Combinations.
Predecessor - The accompanying unaudited interim condensed combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition on June 6, 2012, include the unaudited interim condensed combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).
Before the Acquisition, our Predecessor operated as a business unit of Thomson Reuters and not as a standalone company. TRHI was a wholly-owned owned indirect subsidiary of Thomson Reuters, and certain of the company's assets were owned by subsidiaries of Thomson Reuters. During the Predecessor Period, TRHI engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries related to certain support services, and Thomson Reuters allocated the cost of these services as “Allocation of costs from Predecessor Parent and affiliates” in the condensed consolidated and combined statement of comprehensive income (loss) (see Note 8). For the Predecessor Period, the accompanying condensed combined financial statements reflect the assets, liabilities, revenues and expenses directly attributed to the Thomson Reuters Healthcare business as well as certain allocations by the Predecessor Parent. All significant transactions in the Predecessor Period between TRHI and other Thomson Reuters entities were included in our Predecessor's condensed combined financial statements. The expense and cost allocations were determined on bases that were deemed reasonable by management in order to reflect the utilization of services provided or the benefit received by TRHI during the periods presented. The combined financial information included herein does not necessarily reflect the results of operations, financial position, changes in equity and cash flows of the Company in the future or what would have been reflected had we operated as a separate, standalone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances were prepared as if the Predecessor had operated as a standalone taxpayer for the Predecessor Periods presented.
Truven Holding Corp. has no operations other than its investment in Truven. Therefore, the unaudited interim condensed consolidated and combined financial statements of Truven Holding Corp. reflect the financial position and results of operations of Truven.

2.     Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) ("ASU 2013-02"). The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard has no impact on the Company’s unaudited interim condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The amendment in ASU 2013-11 is effective for the Company for fiscal years beginning after December 15, 2013, including interim periods in 2014. The adoption of this standard will not impact the Company's financial position, results of operations or cash flows.

3.	Acquisition
On June 6, 2012, as fully described in Note 1, the Company completed the Acquisition of the Thomson Reuters Healthcare business (subsequently renamed Truven Health Analytics Inc. (“Truven”)) from subsidiaries of the Thomson Reuters Corporation for net cash consideration of $1,249,402. The direct costs associated with the Acquisition amounted to $26,734 and were recorded as period costs.

The Company financed the Acquisition and paid related costs and expenses associated with the Acquisition and the financing as follows: (i) approximately $464,400 in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527,625 principal amount was borrowed under the Term Loan Facility; and (iii) $327,150 aggregated principal amount of Notes (as defined below) were issued.

Following the Acquisition, the Company had a period of not more than 12 months from the date of acquisition to finalize the acquisition date fair values of acquired assets and liabilities, including the valuations of identifiable intangible assets, computer hardware and other equipment, and developed technology and content. The determination of fair value of acquired assets involves a variety of assumptions, including estimates associated with useful lives. The finalization of these valuations and completion of management review of certain accounts resulted in the refinement of certain assets and liabilities that resulted in a reduction of $533 to goodwill and a corresponding increase in current asset, noncurrent asset and noncurrent deferred tax liabilities of $458, $120 and $45, respectively, from the previously reported amounts as of December 31, 2012 and March 31, 2013. In accordance with the Company's accounting policy described in Note 2 of the annual financial statements for the year ended December 31, 2012, included in the Form S-4/A, the adjustments on finalization of the purchase accounting were recognized retrospectively to the date of acquisition. Consequently, we have revised our December 31, 2012 balance sheet as presented with this quarterly report to effect the final adjustment on purchase accounting.

The following is a summary of the final allocation of the final purchase price of the Acquisition to the estimated fair values of assets acquired and liabilities assumed in the Acquisition. The final allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

Final values recognized at acquisition date
Trade and other receivables	$77,598
Prepaid assets and other current assets	11,973
Computer hardware and other property	24,693
Developed technology and content	159,622
Other identifiable intangible assets	416,000
Other noncurrent assets	106
Current deferred tax assets	11,262
Current liabilities	(46,588)
Deferred revenue	(80,239)
Noncurrent deferred tax liabilities	(149,364)
Net assets acquired	425,063
Goodwill on acquisition	824,339
Net consideration paid in cash	$1,249,402

The following unaudited pro forma financial data summarizes the Company's results of operations for the six months ended June 30, 2012 and the three months ended June 30, 2012 had the Acquisition occurred on January 1, 2011:

	Six months ended June 30, 2012	Three months ended June 30, 2012

Revenues, net	$239,155	$119,749
Net loss	(18,721)	(9,563)

4.	Long-Term Debt

The Company's long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Senior Credit Facility
Term Loan Facility (net of $15,463 and $12,174 discount, respectively)	$518,199	$512,813
Revolving Credit Facility	15,000	—

10.625% Senior Notes ("the Notes") (net of $1,857 and $1,991 discount, respectively)	325,293	325,159
	858,492	837,972
Less: current portion of long-term debt	5,350	5,276
Long-term debt	$853,142	$832,696
In connection with the Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the Notes in a private offering.

Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of June 30, 2013, the Company has an outstanding revolving loan of $15.0 million and outstanding letters of credit amounting to $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $34.7 million.

Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. We are required to repay $1.3 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.

All obligations under the Senior Credit Facility are guaranteed by Truven Holding Corp. and each of Truven’s future wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven’s assets as well as those of each guarantor (subject to certain limited exceptions).

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven’s ability and the ability of each of any restricted subsidiaries to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase its capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

In addition, the Senior Credit Facility requires Truven, commencing with the fiscal quarter ended June 30, 2012, to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2013, the Company is in compliance with all of these credit facility covenants.

Refinancing

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%. The loans with certain lenders had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million, (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting in June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes in the terms and conditions. The loans with certain lenders in the bank syndicate had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $3.3 million during the period, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the unaudited consolidated statement of comprehensive income (loss).

In connection with the April 2013 Refinancing, the Company incurred lenders' fees of $6.7 million, representing call premium. Of the $6.7 million, $5.8 million was recorded as part of original issue discount and presented as net of debt in the consolidated balance sheet as of June 30, 2013. Other third party costs of $0.1 million, representing legal costs, were recorded as expense for the three and six month periods ended June 30, 2013.

The remaining lenders' fees of $0.9 million related to the debt extinguished has been expensed as part of interest expense in the unaudited consolidated statement of comprehensive income (loss) for the three and six month periods ended June 30, 2013 and is presented under cash flows from operating activities in the Company’s unaudited consolidated statement of cash flows for the six month period ended June 30, 2013.

10.625% Senior Notes due 2020

The Notes, which were issued under an indenture, dated June 6, 2012 ( the “Indenture”, as supplemented by the First Supplemental Indenture whereby Truven became a party to the Indenture as successor in interest to Wolverine and the Second Supplemental Indenture referred to below, the the “Second Supplemental Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020.

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.

Truven may redeem some or all of the Notes at any time prior to June 1, 2016 at 100% of the principal amount thereof plus the applicable premium pursuant to the Indenture as of the applicable redemption date, plus accrued and unpaid interest and any additional interest to, but excluding, the applicable redemption date. Truven may redeem some or all of the Notes at any time on or after June 1, 2016 at 105.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2018, plus, in each case, accrued and unpaid interest and any additional interest to, but excluding, the applicable redemption date. In addition, at any time prior to June 1, 2015, Truven (subject to certain conditions) may redeem up to 35% of the aggregate principal amount of the Notes using net cash proceeds from certain equity offerings at 110.625% of the aggregate principal amount of the Notes plus accrued and unpaid interest and any additional interest, to, but excluding, the applicable redemption date. If Truven experiences a change of control (as defined in the Indenture), it will be required to make an offer to repurchase the Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, and any additional interest, to, but excluding, the date of purchase.

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. We are in compliance with all of these covenants as of June 30, 2013.

On June 5, 2013, we entered into the second supplemental indenture (the “Second Supplemental Indenture”), whereby the guarantee release provision in Section 10.2(d)(1)(B) of the Indenture, which allows guarantors to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations), was amended to apply only to subsidiary guarantors and not to Truven Holding.

Pursuant to a registration rights agreement dated June 6, 2012, we have agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we will exchange the Notes (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the “Exchange Notes”) (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum. As of June 30, 2013, we had incurred and accrued additional penalty interest of $318.1 of which $197.6 had been paid.

On June 26, 2013, our exchange offer registration statement was declared effective by the SEC and the exchange offer commenced. On July 31, 2013, Truven closed its offer to exchange up to $327,150 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020 (the “Exchange Notes”), which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 (the “Old Notes”) that were originally issued on June 6, 2012, in a transaction exempt from registration under the Securities Act and state securities laws. Truven accepted for exchange all $327,150 aggregate principal amount of the Old Notes tendered. As of August 1, 2013, the interest rate on the new Exchange Notes reverted to 10.625%.

As of June 30, 2013, principal maturities of long-term debt for the next five years and thereafter consist of:

2014	$5,350
2015	5,350
2016	5,350
2017	5,350
2018	5,350
Thereafter	826,392
$853,142

5.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended June 30,	From inception (April 20, 2012) to June 30,	April 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Disposal related costs	$—	$—	$5,964
Severance and retention bonuses	1,324	2,112	5,800
Acquisition related costs	5,629	27,431	—
Other	682	208	36
Total other operating expenses	$7,635	$29,751	$11,800

	Six months ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Disposal related costs	$—	$—	$9,818
Severance and retention bonuses	2,799	2,112	7,741
Acquisition related costs	16,394	27,431	—
Other	1,307	208	1,244
Total other operating expenses	$20,500	$29,751	$18,803

Predecessor
Disposal related costs in the Predecessor Period are primarily comprised of audit services, accounting and consulting services and legal fees related to TRUSI's disposal of the Thomson Reuters Healthcare business. Severance and retention bonuses in the Predecessor Period include severances of employees in connection with the planned disposal of TRHI. Prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into a retention agreement (the “Retention Agreement”) with key TRHI employees in conjunction with the disposal of the business. Pursuant to the Retention Agreement, the Predecessor Parent will provide for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment is contingent upon the employees continuing services to the buyer after the Acquisition for periods ranging from 90 days to one year. Although the Predecessor Parent retains the legal and contractual obligation to pay the employees, the compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the period from April 1, 2012 to June 6, 2012, (Predecessor) TRHI recorded $5.8 million of retention and bonuses expense against Net Investment of Predecessor Parent. The compensation which was paid by Predecessor Parent was deemed an investment contribution.

Successor
Acquisition related costs include costs incurred related to technology and other costs in connection with the Company's transition into a standalone business. For the three months ended June 30, 2013, acquisition related costs included $0.8 million of expenses incurred mainly as a result of to separating our IT infrastructure from Predecessor Parent, $3.8 million of costs related to the transitional services agreement with Thomson Reuters and $1.0 million related to consulting and other professional fees. For the six months ended June 30, 2013, acquisition related costs included $6.3 million of expenses associated with data center migration and separation of infrastructure from Predecessor Parent, $8.0 million of costs related to the transitional services agreement with Thomson Reuters and $2.1 million related to rebranding, and consulting and professional fees. For the Successor period from April 20, 2012 to June 30, 2012, acquisition related costs consisted of $12.0 million of transaction fees from Veritas, $15.4 million of direct acquisition costs consisting of legal, finance, consulting and professional fees.

Severance and retention bonuses primarily relate to the Acquisition of TRHI. As discussed above, prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into the Retention Agreement with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. For the three and six month periods ended June 30, 2013, Truven recorded $0.4 million and $1.4 million of retention and bonus expense, respectively, against Additional Paid In Capital in the Equity section of the condensed consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Acquisition (see Note 8).

6.    Segment Information
The Company operates and manages its business through three reportable segments: Payer, Hospitals and Clinicians. The determination of reportable segments was based on the discrete financial information provided to the Chief Operating Decision Maker (“CODM”). The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. The accounting policies for the reportable segments are the same as those for the combined Company. The Company’s operations and customers are based primarily in the United States. Each segment also offers distinct integrated products and services related to data analytics and solution platforms offered to customers or groups of similar customers. Results from operating activities represent the profit earned by each segment without allocation of central administrative revenues and expenses, financial income and expenses and income tax benefit and expense. The Company's segments are as follows:
Payer
The Payer segment provides information and solutions to various customer channels, such as employers/health plans, pharmaceutical companies, the federal government, and state governments, to improve the cost and quality of healthcare. These solutions focus on care and risk management, which enhance benefit design, medical cost trend management, disease management, network design and quality management processes in healthcare payer and purchasing organizations.

Hospitals
The Hospitals segment provides data, analytics, solutions and value‑added services to healthcare providers. These solutions benchmark customer data and evaluate customers’ performance against peer organizations. Typical benchmarks include costs, operational efficiencies, clinical performance and re-admissions.
Clinicians
The Clinicians segment delivers high value content, solutions and sophisticated decision support tools to nurses, physicians and pharmacists. These solutions and tools are aimed at improving patient care, reducing medication errors and enhancing disease and condition management.

Segment information for the three months ended June 30, 2013 (Successor), from inception (April 20, 2012) to June 30, 2012 (Successor), and April 1, 2012 to June 6, 2012 (Predecessor) is as follows:

	Three months ended June 30, 2013
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$66,716	$6,300	$8,089
Hospitals	32,751	3,584	6,054
Clinicians	27,530	2,243	7,375
Segment totals	126,997	12,127	21,518
Center/Other(2)	—	8	(1,909)
	$126,997	$12,135	$19,609

	From inception (April 20, 2012) to June 30, 2012
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$13,239	$996	$1,704
Hospitals	6,545	442	399
Clinicians	3,529	507	(675)
Segment totals	23,313	1,945	1,428
Center/Other(2)	—	318	(2,021)
	$23,313	$2,263	$(593)

	April 1 to June 6, 2012
	Predecessor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$45,266	$2,577	$7,375
Hospitals	22,896	4,408	1,635
Clinicians	20,647	2,199	5,806
Segment totals	88,809	9,184	14,816
Center/Other(2)	41	656	(12,474)
	$88,850	$9,840	$2,342
(1)    Depreciation and amortization expense includes the depreciation of hardware and other tangible assets and the amortization of developed technology and content, but excludes the amortization of other identifiable intangible assets because the CODM during both the Predecessor and Successor Periods did not consider this item when allocating resources and assessing performance.
(2)    Center/Other costs consist of items that are not directly attributable to reportable segments, such as marketing, technical support, executive, administrative costs and allocations from the Predecessor Parent. Center/Other includes the elimination of intercompany transactions.
The following table reconciles segment operating income per the reportable segment information to income (loss) before income taxes per the condensed consolidated and combined statements of comprehensive income (loss).

	Three months ended June 30,	From inception (April 20, 2012) to June 30,	April 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Segment operating income	$19,609	$(593)	$2,342
Amortization of other identifiable intangible assets	(8,615)	(2,298)	(3,461)
Other operating expenses	(7,635)	(29,751)	(11,800)
Operating (loss) income	3,359	(32,642)	(12,919)
Interest (expense) income (to) from Predecessor Parent	—	(10)	2
Interest income	—	—	—
Interest expense	(20,525)	(5,005)	(41)
Unrealized foreign exchange loss	(441)	—	—
Income (loss) before income taxes	$(17,607)	$(37,657)	$(12,958)

Segment information for the six months ended June 30, 2013 (Successor), from inception (April 20, 2012) to June 30, 2012 (Successor), and January 1, 2012 to June 6, 2012 (Predecessor) is as follows:

	Six months ended June 30, 2013
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$124,618	$12,623	$15,261
Hospitals	61,354	7,185	8,471
Clinicians	53,915	4,487	15,566
Segment totals	239,887	24,295	39,298
Center/Other(2)	—	138	(8,686)
	$239,887	$24,433	$30,612

	From inception (April 20, 2012) to June 30, 2012
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$13,239	$996	$1,704
Hospitals	6,545	442	399
Clinicians	3,529	507	(675)
Segment totals	23,313	1,945	1,428
Center/Other(2)	—	318	(2,021)
	$23,313	$2,263	$(593)

	January 1 to June 6, 2012
	Predecessor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$106,482	$8,249	$16,701
Hospitals	53,236	6,516	7,226
Clinicians	49,277	3,480	15,073
Segment totals	208,995	18,245	39,000
Center/Other(2)	3	1,020	(24,410)
	$208,998	$19,265	$14,590
(1)    Depreciation and amortization expense includes the depreciation of hardware and other tangible assets and the amortization of developed technology and content, but excludes the amortization of other identifiable intangible assets because the CODM during both the Predecessor and Successor Periods did not consider this item when allocating resources and assessing performance.
(2)    Center/Other costs consist of items that are not directly attributable to reportable segments, such as marketing, technical support, executive, administrative costs and allocations from the Predecessor Parent. Center/Other includes the elimination of intercompany transactions.
The following table reconciles segment operating income per the reportable segment information to income (loss) before income taxes per the condensed consolidated and combined statements of comprehensive income (loss).

	Six months ended June 30,	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Segment operating income	$30,612	$(593)	$14,590
Amortization of other identifiable intangible assets	(17,230)	(2,298)	(8,226)
Other operating expenses	(20,500)	(29,751)	(18,803)
Operating (loss) income	(7,118)	(32,642)	(12,439)
Interest (expense) income (to) from Predecessor Parent	—	(10)	—
Interest income	—	—	3
Interest expense	(38,092)	(5,005)	—
Unrealized foreign exchange loss	(453)	—	—
Income (loss) before income taxes	$(45,663)	$(37,657)	$(12,436)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

7.     Share-based Compensation

Share-based compensation expense amounted to $366, $1,870 and $0 for the three month period ended June 30, 2013, from April 1, 2012 to June 6, 2012 and from April 20, 2012 to June 30, 2012, respectively.

Share-based compensation expense amounted to $767, $2,519 and $0 for the six month period ended June 30, 2013, from January 1, 2012 to June 6, 2012 and from April 20, 2012 to June 30, 2012, respectively.

Predecessor
The Predecessor Parent maintained a number of equity-settled share-based compensation awards under which it received services from employees as consideration for equity instruments of the Predecessor Parent. Certain of TRHI’s employees held and participated in the Predecessor Parent’s share-based compensation awards. In connection with the Acquisition, any unvested share-based payments held by TRHI employees became fully vested or had vested on a pro-rata basis in proportion to the performance period that ended at the date of the Acquisition. As of June 6, 2012, all outstanding options held by TRHI employees were exercisable. TRHI employees were given six months from the date of the closing of the Acquisition during which to exercise the options. During the Predecessor period ended June 6, 2012, no options were exercised. Share-based compensation expense amounted $1,870 for the period from April 1, 2012 to June 6, 2012 and $2,519 for the period from January 1, 2012 to June 6, 2012.

Following the closing of the Acquisition on June 6, 2012, Truven has no share-based payment plan related to the plans administered by our Predecessor.

Successor
In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company. The membership interest will vest 20% on each of the first five anniversaries of June 6, 2012, so that 100% of each awardees’ outstanding Class B Membership Interests will become vested on June 6, 2017. In addition, 100% of each Class B Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement.

Each Class B Membership Interest represents the right to receive a percentage of the distribution made by Holdings LLC when such distributions are actually made and such distributions exceed specified internal rates of return thresholds. There are transfer restrictions on the Class B Membership Interests and the executive officers would forfeit for no consideration their entire Class B Membership Interests if their employment terminated on December 31, 2012. As of June 30, 2013, 4.1% of Class B Membership Interests was granted to certain executive officers and the estimated fair value is $5,714. The fair value at the date of grant was based upon the value of the Class B Membership Interests of Holdings LLC less a 30% marketability discount since there is no active market to trade Class B Membership Interests. The marketability discount was determined using a geometric average rate put option model and a Black Scholes put option model using the expected term, risk-free rate, and volatility for liquidity terms. The value was determined as of the grant date based upon a number of factors, including the amount of investment made in exchange for Class A Membership Interests of Holdings LLC by Veritas Capital and certain members of management of the Company. The Company recognized compensation expense against additional paid in capital of $366 and $767, net of an estimated forfeiture rate of 10%, for the three and six month periods ended June 30, 2013, respectively, which is recorded in General and administrative expense in the Company’s condensed and consolidated statement of comprehensive income (loss). 20% of the Class B Membership Interests was vested as of June 30, 2013.

8.	Related Party Transactions
Predecessor
Our Predecessor utilized various wholly-owned affiliates of Thomson Reuters to provide administrative services and to finance its operations. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 1-B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity,” the unaudited interim condensed consolidated and combined financial statements include an allocation of the Predecessor Parent's corporate expenses to our Predecessor, which principally consisted of personnel costs, including salaries, employee benefits and share-based compensation expenses. These costs relate to the corporate executive offices, audit fees, legal services, treasury, communications, human resources, tax services, risk management, technology support, rent and other costs incurred by the Predecessor Parent and its subsidiaries on behalf of our Predecessor. Costs were allocated to the Company based primarily on the proportional revenue. The amounts allocated to the Company for the periods ended June 6, 2012, are presented in the unaudited interim condensed combined statement of comprehensive income (loss) as follows:

	Predecessor
	April 1, 2012 to June 6, 2012	January 1, 2012 to June 6, 2012
Cost of revenues, excluding depreciation and amortization	$2,254	$4,868
Allocation of costs from Predecessor Parent and affiliates	2,550	10,003
	$4,804	$14,871
The allocations included within “Cost of revenues, excluding depreciation and amortization” comprised technology support administered by the Predecessor Parent related to customer data. Allocations were generally computed based on usage metrics.
The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead from Predecessor Parent were reasonable. However, such expenses may not be indicative of the actual expenses that would have been or will be incurred by TRHI or Truven operating as an independent company. As a result, the financial information herein may not necessarily reflect the combined financial position, results of operations and cash flows of the Company in the future or what it would have been if TRHI or Truven had been an independent company during the periods presented.
If TRHI or Truven had operated independently of the Predecessor Parent, it is possible that the terms and conditions of these related party transactions, and the resulting amounts recorded, would have been different from those presented in these unaudited interim condensed consolidated and combined financial statements.
Immediately prior to the Acquisition, a related legal entity, Thomson Reuters Applications, Inc. ("TR Apps"), legally transferred certain fixed assets to TRHI for consideration of $15,975, which was settled via our net intercompany position.  Pursuant to the applicable tax law, while TRHI and TR Apps are part of the same consolidated tax return, no gain/loss or step-up in tax basis was recognized at the time of transfer.  At the close of the Acquisition on June 6, 2012, TRHI ceased to be part of the consolidated tax return group, which resulted in a step up in tax basis for the TR Apps assets.
Successor
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and six month periods ended June 30, 2013, and for the period from April 20, 2012 to June 30, 2012, the Company recorded an expense of $0.6 million, $1.3 million and $0.2 million, respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's condensed consolidated and combined statement of comprehensive income (loss). As of June 30, 2013, there was no accounts payable to the Sponsor included in accounts payable and accrued expenses account.
After the Acquisition, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the Successor's financial statements. As of June 30, 2013, we have substantially completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf, except for hosting services of certain technology infrastructure, which is expected to be completed over the next three months. The expense incurred under this service agreement for the three and six months ended June 30, 2013 totaled $3.8 million and $8.0 million respectively, which is included in the Other operating expenses in the unaudited interim condensed consolidated statement of comprehensive income (loss).
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provide TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we will provide these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2014. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized under this service agreement for the three and six months ended June 30, 2013 totaled $0.2 million and $0.4 million, respectively, which is recorded as a reduction to General and administrative expense in the Company's unaudited interim condensed consolidated statement of comprehensive income (loss).

During the first quarter of 2013, Truven Holding Corp. received $1,950 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

9.	Income Taxes
In the Predecessor period, the provision for income taxes for the interim period are based on annual estimated tax rates as if the businesses were standalone entities and filed separate income tax returns.

Following the Acquisition, income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

Income tax benefit (expense) for the three months period ended June 30, 2013, six months ended June 30, 2013, period from April 1, 2012 to June 6, 2012 and April 20, 2013 to June 30, 2012 at an effective tax rate of 37.5%, 37.3%, 38.8% and 30.9%, respectively, and are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses related to Acquisition. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

10.     Commitment and Contingencies
Leases

Operating Lease
The Company occupies certain facilities and uses operating equipment under noncancelable operating lease arrangements expiring at various dates through 2021. Future minimum lease payments under these leases are as follows:

For the period ending June 30,
2014	$10,080
2015	10,000
2016	9,247
2017	7,013
2018	4,112
Thereafter	8,927

$49,379

Rent expense was $2.5 million and $5.3 million for the three and six months ended June 30, 2013, respectively. Rent expense was $1.7 million, $0.7 million, and $4.2 million for the period from April 1, 2012 to June 6, 2012, for the period from April 20, 2012 to June 30, 2012 and for the period from January 1, 2012 to June 6, 2012, respectively.
Capital Lease
During the 2013 period, the Company entered into a computer hardware lease arrangement that is classified as a capital lease. The net book value of the computer hardware classified as capital lease included in the computer hardware and other property account in the balance sheet amounted to $1.6 million, net of accumulated depreciation of $0.1 million.

As of June 30, 2013, the future minimum lease payments under capital leases which are payable within a one year period amounted to $1,422. The present value of net minimum payments excluding the amount representing interest amounted to $1,368.
Litigation and Legal Proceedings
Truven has been named as a defendant in approximately 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed in June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs complain that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation.

All of these actions were stayed pending the resolution of an appeal by the co-defendant generic drug company defendants; while the appeal was decided against the generic drug companies, this decision will not affect the continuation of the actions against us. At this time, management believes that Truven has meritorious defenses to the claims in each of these actions.

The Company is also a party to certain legal proceedings arising from the normal course of its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the Company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations and cash flows.
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 4.

11.     Fair Value Measurement

Fair value is defined under the Fair Value Measurements and Disclosures Topic of the Codification, FASB ASC 820, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

• Level 1—Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

• Level 2—Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

• Level 3—Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at June 30, 2013 and December 31, 2012.

At June 30, 2013, the carrying amounts and fair values of the Term Loan Facility, revolver and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$518,199	$—	$533,662	$—
Revolver	15,000	—	15,000	—
10.625% Senior Notes	325,293	—	359,865	—
At December 31, 2012, the carrying amounts and fair values of the Term Loan Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$512,813	$—	$528,242	$—
10.625% Senior Notes	325,159	—	348,415	—

Our level 2 inputs are determined based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves.

12.     Subsequent Events

On July 31, 2013, Truven Health Analytics Inc. completed its offer to exchange up to $327,150 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020, which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 that were originally issued on June 6, 2012 in a transaction exempt from Registration under the Securities Act and state securities laws.

13.     Unaudited Supplemental Guarantor Financial Information

In connection with the Acquisition, Truven issued the Notes as further described in Note 4. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

The separate financial statements and the condensed consolidating and combining financial information about the results of operations, financial position and cash flows of the Parent, the Issuer , the Guarantors, the non-Guarantors, and eliminations are not presented due to the following:

•	Truven (the Issuer) is 100% owned by Truven Holding Corp. (the parent company guarantor)

•	The Guarantee is full and unconditional and there are no subsidiary guarantors

•	Truven Holding Corp. has no independent assets or operations.

•
The transaction costs related to the Acquisition of $26,734 were incurred and paid for by Wolverine, which was merged with and into TRHI, with TRHI surviving the Merger upon closing of the Acquisition as a 100% owned direct subsidiary of Truven Holding Corp. and subsequently changed its name to Truven Health Analytics Inc.

•
The subsidiaries of Truven Holding Corp. other than Truven, which were newly formed in the fourth quarter of 2012, are minor (as defined in Section 3-10(h)(6) of Regulation S-X of the Securities Act), having total assets, stockholders’ equity, revenues, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior to and including the closing of the Acquisition on June 6, 2012 (the Predecessor Period) and periods from inception of Truven Holding (April 20, 2012 onwards), and the three and six month periods ended June 30, 2013, which was after the closing of the Acquisition (the Successor Period). Accordingly, the discussion and analysis of the Predecessor Period does not reflect the significant impact that the Acquisition had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated and combined financial statements as of June 30, 2013, and the related notes thereto included elsewhere in this quarterly report. The Successor's unaudited interim condensed consolidated financial statements for the period ended June 30, 2013, represent the consolidated financial position of Truven Holding and its subsidiaries. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors. References to “Predecessor Period” refer to all periods prior to and including the date of the closing of the Acquisition on June 6, 2012. References to “Successor Period” refer to the period beginning on April 20, 2012 to June 30, 2012 and all periods from January 1, 2013 to June 30, 2013.

Overview
We are a leading provider of healthcare data and analytics solutions and services to key constituents in the U.S. healthcare system, including federal government agencies, state government agencies, employers and health plans, hospitals, clinicians and pharmaceutical companies. Our solutions and services empower our customers to make decisions to improve the cost, performance and quality of healthcare through data and data analytics.
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding, the “Company”), an affiliate of Veritas Capital (the “Sponsor”), entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. (“TRUSI”) and Thomson Reuters Global Resources, both affiliates of the Thomson Reuters Corporation (“Thomson Reuters”) (“the Stock and Asset Purchase Agreement”), which VCPH Holding Corp. assigned to Wolverine on May 24, 2012. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of Thomson Reuters (Healthcare) Inc. (“TRHI”) and certain other assets and liabilities of the Thomson Reuters Healthcare business (the “Acquisition”). Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding), and subsequently changed its name to Truven Health Analytics Inc. (“Truven”). Following the Merger, the assets and liabilities acquired are now held by Truven (formerly TRHI), which remains a direct wholly-owned subsidiary of Truven Holding. Truven Holding was formed on April 20, 2012 for the purpose of consummating the Acquisition. We financed the Acquisition and paid related costs and expenses associated with the Acquisition and the financing as follows: (i) approximately $464.4 million in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527.6 million principal amount was borrowed under the Term Loan Facility; and (iii) $327.1 million principal amount of Notes were issued.
In connection with the offering of the Notes and the Acquisition, VCPH Holding Corp. (now known as Truven Holding) and Wolverine entered into the Senior Credit Facility, which consisted of (i) the $527.6 million Term Loan Facility and (ii) the $50.0 million Revolving Credit Facility. In connection with the Merger, Truven succeeded to the obligations of Wolverine under (i) the credit agreement that governs our Senior Credit Facility and (ii) the indenture that governs the Notes.
Successor - The accompanying unaudited interim condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2013, and statement of equity and cash flows for the six month period ended June 30, 2013, include the accounts of Truven Holding Corp. from January 1, 2013 to June 30, 2013. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Business Combinations.

Predecessor - The accompanying unaudited interim condensed combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition on June 6, 2012, include the unaudited interim condensed combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).

The unaudited interim condensed combined financial statements of our Predecessor and the condensed consolidated financial statements of the Successor included in this interim report have been prepared in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). The unaudited interim condensed combined financial statements of our Predecessor have been derived from the accounting records of Thomson Reuters using historical results of operations and the historical bases of assets and liabilities, adjusted as necessary to conform to GAAP. All significant transactions between our Predecessor and other Thomson Reuters entities are included in our Predecessor's unaudited interim condensed combined financial statements. Management believes the assumptions underlying our Predecessor's unaudited interim condensed combined financial statements are reasonable. However, the condensed and combined financial statements may not necessarily reflect what our Predecessor's results of operations, financial position and cash flows would have been had it operated as a standalone company without the shared resources of Thomson Reuters for the periods presented and may not be indicative of our future results of operations, financial position and cash flows. See "Risk Factors - Risks related to our Organization and Structure" in our Form S-4.

Recent developments

On July 31, 2013, Truven Health Analytics Inc. completed its offer to exchange up to $327,150,000 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020, which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 that were originally issued on June 6, 2012 in a transaction exempt from registration under the Securities Act and state securities laws.

Our segments
We operate and manage our business through three reportable segments. The determination of reportable segments was based on the discrete financial information about each operating segment that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in order to allocate resources to the segment and to assess its performance.
The Chief Executive Officer has the authority for resource allocation and assessment of the Company's performance and is therefore the CODM. The CODM evaluates the performance of the segments based on segment operating income.
The Company's business segments, which primarily operate in the United States, are as follows:
Payer- The Payer segment provides information and solutions to employers and health plans, pharmaceutical companies, the federal government and state governments to improve the cost and quality of healthcare. These solutions focus on care and risk management, which enhance diagnosis and treatment decisions.
Hospitals- The Hospitals segment provides data, analytics, solutions and value added services to healthcare providers. These solutions benchmark customer data and evaluate the customer's performance against peer organizations. Typical benchmarks include costs, operational efficiencies, clinical performance and re-admissions.

Clinicians- The Clinicians segment delivers high value content, solutions and sophisticated decision support tools primarily to hospitals and health systems for use by nurses, physicians and pharmacists. These solutions and tools are aimed at improving patient care, reducing medication errors and enhancing disease and condition management.

Standalone company
Before the Acquisition, our Predecessor historically engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries relative to certain support services, including, among others, finance and accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management. Thomson Reuters allocated costs to our Predecessor for the provision of these services. These amounts are presented within “Allocation of costs from Predecessor Parent and affiliates” in our Predecessor's combined statement of comprehensive income (loss), except for certain data center costs that are presented in “Cost of revenues, excluding depreciation and amortization.” These amounts are not necessarily representative of the amounts that would have been reflected in the condensed combined financial statements had our Predecessor operated independently of Thomson Reuters.

Under the Transitional Services Agreement that was executed in connection with the Acquisition, the Stock Seller agreed to continue to provide certain services (including, but not limited to, data hosting, management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities) for certain pre-determined periods and at pre-determined negotiated rates, as specified therein, depending upon the specific services to be provided. Such fees are, in the aggregate, in line with the allocation and direct costs reflected in our Predecessor’s statement of comprehensive income (loss) for the period ended June 6, 2012. We have substantially completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf, except for hosting services of certain technology infrastructure, which is expected to be completed over the next three months. During this period, we will incur duplicate costs while using services provided to us under the Transitional Services Agreement. We have incurred $20 million in transition services spending from June 7, 2012 through June 30, 2013. We have also incurred $34 million of other costs related to our transition as a standalone company through June 30, 2013, of which $16 million relates to capital expenditures related to data center migration, separating the IT infrastructure from our Predecessor Parent. We expect to incur an additional $3 million of costs related to technology for the remainder of 2013, comprising expenses related to separation of IT infrastructure to transition to a standalone company.

Key Factors Influencing Our Financial Condition and Results of Operations
Acquisitions, Substantial Leverage and Other Transaction-Related Effects
Truven was acquired on June 6, 2012. Our results of operations, financial position and cash flows are significantly impacted by the effects of the Acquisition, which was financed primarily through borrowings, including transaction-related debt commitment fees and recurring interest costs. In addition, from time to time, we may refinance our borrowings which also can have a significant impact on the results of our operations.
In accordance with the acquisition method of accounting, following the Acquisition on June 6, 2012, we, with the assistance of a third-party valuation firm, have estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed as of June 6, 2012. These fair values were finalized and are reflected in our balance sheet on the date of the Acquisition. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. The impact of this acquisition accounting results in certain differences between Predecessor and Successor financial statements discussed herein, and thereby affects comparability between such statements.
As of June 30, 2013, the total aggregate principal amount of our indebtedness was $875.8 million, as presented in our balance sheet, net of unamortized debt issue discounts of $17.3 million. For more information regarding our external borrowings, refer to Note 4 of the unaudited condensed consolidated and combined financial statements for the period ended June 30, 2013, included elsewhere in this quarterly report. Our future results of operations, including our net financial expenses, will be significantly affected by our substantial indebtedness. The servicing of this indebtedness has had and will continue to have an impact on our cash flows and cash balance. For more information, refer to “Liquidity and Capital Resources” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Deferred Revenue
Our revenues are derived from the sale of subscription data, analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue in the three and six month periods ended June 30, 2013 and period from April 20, 2012 to June 30, 2012, by $2.1 million, $6.9 million and $8.3 million, respectively. The write-off will have a future aggregate negative impact of $8.1 million with the majority reflected over the next 15 months.

JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce reporting requirements for qualifying public companies. We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may choose to rely on available exemptions under the JOBS Act which includes reduced reporting requirements. See “Risk Factors—Risks related to our business—As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements.”

Critical Accounting Policies
Our critical accounting policies are those that we believe are most important to the presentation of our financial position and results and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of judgment. For more information, see Note 2 to the audited financial statements for the 2012 periods included in our Form S-4. In certain circumstances, the preparation of our interim condensed consolidated and combined financial statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the assumptions and other considerations used to estimate amounts reflected in our Predecessor's condensed combined financial statements and Successor's condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and financial condition. We believe the policies described below are our most critical accounting policies.
Accounting for Business Combinations
We account for business combinations, where the business is acquired from an unrelated third party, under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations, which requires the acquired assets, including separately identifiable intangible assets, and assumed liabilities to be recorded as of the acquisition date at their respective fair values. Any excess of the purchase price over the fair value of assets, including separately identifiable intangible assets and liabilities acquired, is allocated to goodwill. Goodwill is allocated to the appropriate segments which benefited from the business combination when the goodwill arose.
The allocation of the purchase price to the fair value of acquired assets and liabilities involves assessments of the expected future cash flows associated with individual assets and liabilities and appropriate discount rates as of the date of the acquisition. Where appropriate, we consult with external advisors to assist with the determination of fair value. For non-observable market values, fair value has been determined using accepted valuation principles (e.g., relief from royalty method). Subsequent changes in our assessments may trigger an impairment loss that would be recognized in the condensed statement of comprehensive income (loss).
On June 6, 2012, we acquired 100% of the equity interests of TRHI (now known as Truven) and certain other assets and liabilities of the Thomson Reuters Healthcare business for $1,249.4 million (net of cash acquired). In respect of this acquisition, we believe that the key areas of subjectivity in relation to the allocation of purchase consideration involve determining the acquisition date fair value of identifiable intangible assets, computer hardware and other property and developed technology and content, and the measurement of deferred revenue. Management has identified separately identifiable intangible assets in existence as at the date of acquisition. Using market participant assumptions and recognized valuation techniques, values have been determined for these intangible assets. These valuation techniques require various assumptions including future levels of profitability; assumed royalty rates for relief from royalty valuations; and appropriate discount rates to present value the estimated cash flows. An assessment of useful lives is also required to establish future amortization expense. All of these assumptions and the resulting valuations were reviewed and approved by management.
Revenue Recognition
We recognize revenue when the (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.
Subscription-Based Products
Subscription-based revenues from sales of products and services that are delivered under a contract over a period of time are recognized on a straight line basis over the term of the subscription. Where applicable, usage fees above a base period fee are recognized as services are delivered. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue.
Multiple Element Arrangements
Our multiple element arrangements are typically comprised of two deliverables: (1) the design, production, testing and installation of the customer's database and (2) the provision of ongoing data management and support services in conjunction with licensed data and software. Such deliverables are accounted for as separate units of accounting if the following criteria are met:

•
    For contracts entered into prior to January 1, 2011, revenue is allocated to a deliverable if vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) for that deliverable is available. The amount allocated to each deliverable is then recognized as revenue when delivery has occurred or services have been rendered with respect to that deliverable, provided that all other relevant revenue recognition criteria are met. VSOE generally exists only when we sell the deliverables separately and is the price actually charged by us for that deliverable. For contracts entered into prior to January 1, 2011, we are not able to establish VSOE or TPE for the deliverables in our hosting arrangements. As a result, such deliverables are treated as one unit of accounting, and the revenue is recognized over the ongoing service period.

•
    For contracts entered into or materially modified on or after January 1, 2011, revenue is allocated to deliverables based upon the following hierarchy: (i) VSOE, (ii) TPE and (iii) best estimate of selling price (“ESP”). The objective of ESP is to determine the price at which we would offer each unit of accounting to customers if each unit were sold regularly on a standalone basis. We use a cost plus a reasonable margin approach to determine ESP for each deliverable. Revenue related to database production is recognized using a proportional performance model, with reference to labor hours. Revenue related to ongoing services is recognized on a straight line basis over the applicable service period, provided that all other relevant criteria are met. For contracts entered into on or after January 1, 2011, we were able to separate the production of the database installation deliverable and the ongoing services deliverable into two separate units of accounting given that the deliverables have value to the customer on a standalone basis. The revenue is allocated to these units of accounting based upon relative ESP.

Software-Related Products and Services
Certain arrangements include implementation services as well as term licenses to software and other software related elements, such as post contract customer support. Revenues from implementation services associated with installed software arrangements are accounted for separately from software and subscription revenues if VSOE is available for the elements in the arrangement. If the implementation services do not qualify for separate accounting, they are recognized together with the related software and subscription revenues on a straight line basis over the term of service.
Developed Technology and Content
Certain costs incurred in connection with software to be used internally are capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs which qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project. Developed technology and content is stated at cost less accumulated amortization. Amortization is computed based on the expected useful life of three to ten years.
Goodwill and Other Finite Lived Intangible Assets
Carrying value of goodwill in each reporting unit is formally reviewed on an annual basis or whenever events or circumstances occur for possible impairment. We consider the following to be important factors that could trigger an impairment review and may result in an impairment charge: (a) significant and sustained underperformance relative to historical or projected future operating results; (b) identification of other impaired assets within a reporting unit; (c) significant and sustained adverse changes in business climate or regulations; (d) significant negative changes in senior management; (e) significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and (f) significant negative industry or economic trends. Other finite lived intangible assets are reviewed periodically whenever there is a triggering event that indicates the carrying amount may not be recoverable. Impairment reviews are performed using a discounted cash flow and market approach. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved and we may be required to recognize additional impairment charges.
The Company completed the impairment analysis relating to the goodwill of each reporting unit as of November 1, 2012 and concluded that there was no impairment. The resulting fair value of Payer, Hospitals and Clinicians exceeded its respective carrying value by 7%, 16% and 10%, respectively. As of June 30, 2013, there are no triggering events that would lead us to believe that the goodwill needs to be impaired.
Impairment of Long Lived Assets
We periodically re-evaluate carrying values and estimated useful lives of long lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
We assess our uncertain tax positions quarterly to determine if reserve is necessary based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. We account for uncertain tax positions in accordance with FASB ASC 740 relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in an entity's income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties in our provision for income taxes.
Other
We have made certain other estimates that, while not involving the same degree of judgment as the estimates described above, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our allowance for doubtful accounts, litigation accruals in the normal course of business, customers' discounts, severance and other employee benefit accruals.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard has no impact on the Company’s unaudited interim condensed consolidated and combined financial statements.

In July 2013, the FASB issued ASU 2013-11, Income taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The amendment in ASU 2013-11 is effective for the Company for fiscal years beginning after December 15, 2013, including interim periods in 2014. The adoption of this standard will not impact the Company's financial position, results of operations or cash flows.

Non-GAAP measures

Adjusted EBITDA Calculation
EBITDA is defined as net income before net interest (expense) income, provision for income taxes, and depreciation and amortization, and is used by management to measure the overall operating performance of the business at a consolidated and combined level. We also use EBITDA and Adjusted EBITDA as a measure to calculate certain financial covenants related to the Senior Credit Facility and as a factor in our tangible and intangible asset impairment testing. Adjusted EBITDA is calculated by adding to or subtracting from EBITDA items of expense and income as described below.

EBITDA and Adjusted EBITDA are supplemental measures of our overall performance and our ability to service debt that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. In addition, our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes that the presentation of EBITDA and Adjusted EBITDA and the ratios using EBITDA and Adjusted EBITDA included in this quarterly report provide useful information to investors regarding our results of operations because they assist in analyzing and benchmarking the performance and value of our business.
EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect pension and post-retirement obligations;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the three month period ended June 30, 2013 and 2012 periods presented:

	Three months ended June 30,	Combined Three months ended June 30, 2012	From inception (April 20, 2012) to June 30,	April 1, 2012 to June 6,
(Dollar in thousands)	2013	2012	2012	2012
	(Successor)		(Successor)	(Predecessor)
Net (loss) income	$(10,996)	$(33,952)	$(26,026)	$(7,926)
(Benefit from) provision for income tax	(6,611)	(16,663)	(11,631)	(5,032)
Interest income from Predecessor Parent	—	8	10	(2)
Net interest expense (income)	20,525	5,046	5,005	41
Unrealized foreign exchange loss	441	—	—	—
Depreciation	4,409	3,865	612	3,253
Amortization of developed technology and content	7,726	8,238	1,651	6,587
Amortization of other identifiable intangible assets	8,615	5,759	2,298	3,461
EBITDA	24,109	(27,699)	(28,081)	382
Acquisition related and other nonrecurring charges(1)	6,953	44,001	29,831	14,170
Allocation of costs from Predecessor Parent and Affiliates(2)	—	4,725	—	4,725
Estimated standalone costs(3)	—	(4,360)	—	(4,360)
Non-cash stock compensation expense	366	764	—	764
Deferred revenue adjustments(4)	2,066	8,323	8,323	—
Shared asset depreciation(5)	—	80	—	80
Other(6)	682	5,587	—	5,587
Adjusted EBITDA	$34,176	$31,421	$10,073	$21,348

(1)
Includes retention incentives to key employees related to the Acquisition and nonrecurring costs as we transition to a standalone company. See Note 5 to the unaudited condensed consolidated and combined financial statements, included elsewhere in this quarterly report.

(2)
Includes allocation of costs from Predecessor Parent and Affiliates and cost of revenues and allocation of technology support administered by the Predecessor Parent relating to customer data. These allocations ceased following the completion of the Acquisition on June 6, 2012.

(3)	Company standalone estimates for shared services costs.

(4)
Amount of the reduction in deferred revenue as a result of the Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Acquisition.

(5)	Portion of allocated costs in cost of revenues that represent depreciation.

(6)	Other includes recurring management fees paid to the Sponsor in 2013 and non-cash vacation accrual true-up charges in connection with the Acquisition in 2012.

The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the six month period ended June 30, 2013 and 2012 Periods presented:

	Six months ended June 30,	Combined Six months ended June 30, 2012	From inception (April 20, 2012) to June 30,	January 1, 2012 to June 6,
(Dollar in thousands)	2013	2012	2012	2012
	(Successor)		(Successor)	(Predecessor)
Net (loss) income	$(28,626)	$(33,659)	$(26,026)	$(7,633)
(Benefit from) provision for income tax	(17,037)	(16,434)	(11,631)	(4,803)
Interest income from Predecessor Parent	—	10	10	—
Net interest expense (income)	38,092	5,002	5,005	(3)
Unrealized foreign exchange loss	453	—	—	—
Depreciation	8,989	7,417	612	6,805
Amortization of developed technology and content	15,444	14,111	1,651	12,460
Amortization of other identifiable intangible assets	17,230	10,524	2,298	8,226
EBITDA	34,545	(13,029)	(28,081)	15,052
Acquisition related and other nonrecurring charges(1)	19,193	51,837	29,831	22,006
Allocation of costs from Predecessor Parent and Affiliates(2)	—	14,792	—	14,792
Estimated standalone costs(3)	—	(10,306)	—	(10,306)
Non-cash stock compensation expense	767	1,413	—	1,413
Deferred revenue adjustments(4)	6,900	8,323	8,323	—
Shared asset depreciation(5)	—	558	—	558
Other(6)	1,307	5,848	—	5,848
Adjusted EBITDA	$62,712	$59,436	$10,073	$49,363

(1)
Includes retention incentives to key employees related to the Acquisition and nonrecurring costs as we transition to a standalone company. See Note 5 to the unaudited condensed consolidated and combined financial statements, included elsewhere in this quarterly report.

(2)
Includes allocation of costs from Predecessor Parent and Affiliates and cost of revenues and allocation of technology support administered by the Predecessor Parent relating to customer data. These allocations ceased following the completion of the Acquisition on June 6, 2012.

(3)	Company standalone estimates for shared services costs.

(4)
Amount of the reduction in deferred revenue as a result of the Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Acquisition.

(5)	Portion of allocated costs in cost of revenues that represent depreciation.

(6)	Other includes recurring management fees paid to the Sponsor in 2013 and non-cash vacation accrual true-up charges in connection with the Acquisition in 2012.

Results of Operations

The following section provides a comparative discussion of our Results of Operations for the three month period ended June 30, 2013 and the combined three month period ended June 30, 2012 and the six month period ended June 30, 2013 and combined six month period ended June 30, 2012, respectively, and should be read in conjunction with our unaudited consolidated and combined financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of the key factors affecting our financial condition and results of operation, see the “Key Factors Influencing Our Financial Condition and Results of Operations” section herein. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

Three months ended June 30, 2013 (Successor) and 2012 (Combined Predecessor fiscal period from April 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to June 30, 2012)

In order to present a more clear description and meaningful discussion and analysis of our performance for the three month period ended June 30, 2013 compared to 2012 periods, our 2012 periods combine the results for the period April 1, 2012 to June 6, 2012 (Predecessor) and April 20, 2012 to June 30, 2012 (Successor). This combined basis does not purport to represent what our results of operations would have been for the period from April 1, 2012 to June 30, 2102 on a Predecessor basis or a Successor basis.
The following table summarizes our unaudited interim condensed consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Three months ended June 30, 2013	% of revenue	From inception (April 20, 2012) to June 30, 2012	April 1, 2012 to June 6, 2012	Combined Three months ended June 30, 2012	% of revenue	Change	% change
	Successor		Successor	Predecessor
Revenues, net:	126,997	100%	23,313	88,850	112,163	100%	14,834	13%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(67,054)	(53)%	(14,302)	(46,446)	(60,748)	(54)%	(6,306)	10%
Selling and marketing, excluding depreciation and amortization(b)	(15,536)	(12)%	(3,694)	(11,245)	(14,939)	(13)%	(597)	4%
General and administrative, excluding depreciation and amortization(c)	(12,663)	(10)%	(3,647)	(16,427)	(20,074)	(18)%	7,411	(37)%
Allocation of costs from Predecessor Parent and affiliates(d)	—	—%	—	(2,550)	(2,550)	(2)%	2,550	(100)%
Depreciation	(4,409)	(3)%	(612)	(3,253)	(3,865)	(3)%	(544)	14%
Amortization of developed technology and content	(7,726)	(6)%	(1,651)	(6,587)	(8,238)	(7)%	512	(6)%
Amortization of other identifiable intangible assets(e)	(8,615)	(7)%	(2,298)	(3,461)	(5,759)	(5)%	(2,856)	50%
Other operating expenses(f)	(7,635)	(6)%	(29,751)	(11,800)	(41,551)	(37)%	33,916	(82)%
Total operating costs and expenses	(123,638)	(97)%	(55,955)	(101,769)	(157,724)	(141)%	34,086	(22)%
Operating (loss) income	3,359	3%	(32,642)	(12,919)	(45,561)	(41)%	48,920	(107)%
Interest (expense) income (to) from Predecessor Parent(g)	—	—%	(10)	2	(8)	—%	8	(100)%
Net interest (expense) income(h)	(20,525)	(16)%	(5,005)	(41)	(5,046)	(4)%	(15,479)	307%
Unrealized foreign exchange loss	(441)	—%	—	—	—	—%	(441)	NM
Income (loss) before taxes	(17,607)	(14)%	(37,657)	(12,958)	(50,615)	(45)%	33,008	(65)%
Benefit from (provision for) income taxes	6,611	5%	11,631	5,032	16,663	15%	(10,052)	(60)%
Net (loss) income	(10,996)	(9)%	(26,026)	(7,926)	(33,952)	(30)%	22,956	(68)%

(a)
Includes all personnel and other costs attributable to a revenue stream, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs administered by Thomson Reuters relating to market data and professional service costs.

(b)	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

(c)	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

(d)
As described in Note 8 to the unaudited condensed consolidated and combined financial statements included elsewhere in this quarterly report, we have historically engaged in intercompany transactions with Thomson Reuters relative to certain support services, including among others, finance, accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management.

(e)	Includes amortization of definite‑lived trade names, database content, publishing rights and acquired customer relationship assets.

(f)
Successor period includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Predecessor period includes Predecessor's disposal costs incurred as part of the Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Acquisition, and reserve for note receivable. See Note 5 to the consolidated and combined financial statements included elsewhere in this quarterly report.

(g)
Prior to the acquisition, certain of our cash management transactions with Thomson Reuters are subject to written loan agreements specifying repayment terms and interest payments, under which Thomson Reuters is required to pay interest to us equal to the average monthly rate earned by Thomson Reuters on its cash investments held with its primary U.S. banker. Interest on such loans is reflected in “Interest (expense) income (to) from Predecessor Parent” in the unaudited interim condensed combined statement of comprehensive income (loss). These loan agreements were satisfied upon completion of the Acquisition.

(h)	Interest earned or paid related to third party transactions.
Discussion of three months ended June 30, 2013 (Successor) compared to the combined three months ended June 30, 2012 (Combined Predecessor fiscal period from April 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to June 30, 2012)
Revenues, net
Our net revenues were $127.0 million for the three month period ended June 30, 2013 as compared to $112.2 million for the combined three month period ended June 30, 2012, an increase of $14.8 million or 13%. This was primarily due to the $2.1 million deferred revenue adjustment in 2013 compared to the $8.3 million deferred revenue adjustment in 2012 in connection with the Acquisition. In addition, revenue increased in the State Government customer channel principally due to recent large implementation contracts, as well as strong performance from Population Health in the Payer segment and increased sales from Population Health and Clinical products in the Hospitals segment. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $67.1 million for the three month period ended June 30, 2013 as compared to $60.7 million for the combined three month period ended June 30, 2012, an increase of $6.3 million, or 10%. This increase was primarily due to implementation costs related to new projects, particularly several large State Government contracts.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $15.5 million for the three month period ended June 30, 2013 as compared to $14.9 million for the combined three month period ended June 30, 2012, an increase of $0.6 million. This increase was primarily due to increased marketing efforts for the Advantage Suite solution during the second quarter of 2013.
General and administrative expense, excluding depreciation and amortization

Our general and administrative expense, excluding depreciation and amortization, was $12.7 million for the three month period ended June 30, 2013 as compared to $20.1 million for the combined three month period ended June 30, 2012, a decrease of $7.4 million, or 37%. The decrease was primarily due to the acceleration of stock compensation expense in our Predecessor, higher vacation expenses in 2012, and costs borne by our Predecessor Parent on behalf of Truven in 2012 consisting of salaries, retention bonus and certain legal fees.
Allocation of costs from Predecessor Parent and affiliates
The allocation of costs from Predecessor Parent and affiliates was $2.6 million for the combined three month period ended June 30, 2012. Following the completion of the Acquisition on June 6, 2012, these cost allocations related to certain support services provided by Predecessor Parent and affiliates ceased. As a standalone company, similar costs and expenses were incurred which are now recorded directly to cost of revenues, selling and marketing, and general and administrative expenses.
Depreciation and amortization
Our depreciation and amortization expense was $20.8 million for the three month period ended June 30, 2013 as compared to $17.9 million for the combined three month period ended June 30, 2012, an increase of $2.9 million or 16%. This overall increase was primarily due to additional capital expenditures in 2013 and the impact of depreciation and amortization due to the fair value adjustments including the lengthening of useful lives of developed technology and content and other identifiable intangible assets such as customer relationships and trade names as a result of the Acquisition.
Other operating expenses
Our other operating expense was $7.6 million for the three month period ended June 30, 2013 as compared to $41.6 million for the combined three month period ended June 30, 2012, a decrease of $33.9 million or 82%. This decrease was primarily due to higher non-recurring expenses in the combined three month period ended June 30, 2012. In 2013, other operating expenses included $5.6 million of acquisition related costs consisting of expenses incurred mainly related to separating our IT infrastructure from Predecessor Parent, $1.3 million of severance and retention bonuses and $0.7 million of sponsor fees for Veritas. Other operating expenses in 2012 included $27.4 million of Acquisition related costs, $7.9 million of severance and retention bonuses ($5.8 million of which relates to our Predecessor), $6.0 million disposal related costs of our Predecessor and $0.2 million of Sponsor advisory fees and other costs. Acquisition related costs in 2012 consisted of $12.0 million of transaction fees for Veritas and $15.4 million of direct acquisition costs consisting of legal, finance, consulting and professional fees.
Operating income (loss)
Our operating income was $3.4 million for the three month period ended June 30, 2013 as compared to an operating loss of $45.6 million for the combined three month period ended June 30, 2012, an increase of $48.9 million, or 107%, from 2012. The increase was primarily due to a $14.8 million increase in revenue and decrease in total operating expenses of $34.1 million as discussed above.
Interest (expense) income (to) from Predecessor Parent

Upon completion of the Acquisition, the loan agreements that our Predecessor historically entered into with Thomson Reuters relating to intercompany cash management arrangements were satisfied in full.

Net interest (expense) income
Our net interest expense was $20.5 million for the three month period ended June 30, 2013, as compared to $5.0 million amount for the combined three month period ended June 30, 2012. This interest expense is primarily related to our issuance of long-term debt, which consist of $533.7 million under the Term Loan Facility, the $327.2 million of Senior

Notes to finance the Acquisition and $15.0 million of revolving credit facility for working capital requirements. Included in the interest expense was $3.3 million of loss on early extinguishment as a result of the April 2013 refinancing. In addition, interest expense included amortization of debt issue cost and deferred finance costs of $0.7 million and $0.6 million, respectively.

Benefit (Provision) for income taxes

Our income tax benefit was $6.6 million for the three month period ended June 30, 2013 as compared to a benefit of $16.7 million for the combined three month period ended June 30, 2012, a decrease of $10.1 million or 60%. This decrease was primarily due to lower pretax loss in 2013 compared to 2012.

Segment discussion
The following table summarizes our segment information for the three months ended June 30, 2013 and the combined three month period ended June 30, 2012:

(Dollars in thousands)	Three months ended June 30, 2013	% of revenue	From inception (April 20, 2012) to June 30, 2012	April 1, 2012 to June 6, 2012	Combined Three months ended June 30, 2012	% of revenue	Change	% change
	Successor		Successor	Predecessor
Payer
Revenues	$66,716	100%	$13,239	$45,266	$58,505	100%	$8,211	14%
Segment operating income	8,089	12%	1,704	7,375	9,079	16%	(990)	(11)%
Depreciation and amortization	6,300	9%	996	2,577	3,573	6%	2,727	76%
Hospitals
Revenues	32,751	100%	6,545	22,896	29,441	100%	3,310	11%
Segment operating income	6,054	18%	399	1,635	2,034	7%	4,020	198%
Depreciation and amortization	3,584	11%	442	4,408	4,850	16%	(1,266)	(26)%
Clinicians
Revenues	27,530	100%	3,529	20,647	24,176	100%	3,354	14%
Segment operating income	7,375	27%	(675)	5,806	5,131	21%	2,244	44%
Depreciation and amortization	2,243	8%	507	2,199	2,706	11%	(463)	(17)%
Cost of operations, depreciation and amortization and segment operating income for our segments are based on figures that reflect depreciation of hardware and other tangible assets and amortization of developed technology and content, but exclude amortization of other identifiable intangible assets and other operating expenses because our chief operating decision maker does not consider these items when assessing performance.
See Note 6 to the unaudited condensed consolidated and combined financial statements included in this quarterly report for a reconciliation of segment financial information.

Payer segment

Revenues

Our Payer segment revenue was $66.7 million for the three month period ended June 30, 2013, as compared to $58.5 million for the combined three month period ended June 30, 2012, an increase of $8.2 million or 14%. This was due primarily to implementation revenue in the State Government customer channel and the higher subscription based revenue recognized in the three month period ended June 30, 2013. In addition, revenue increased due to the lower impact from the deferred revenue adjustment ($0.7 million in 2013 compared to $1.6 million in 2012) in connection with the Acquisition.

Revenue in the Employer and Health Plan customer channel increased from $31.3 million in the combined three month period ended June 30, 2012 compared to $32.1 million for the three month period ended June 30, 2013, or 2% and was primarily due to slightly higher revenue from consulting services and Advantage Suite solutions. Revenue in the Federal Government customer channel decreased from $10.8 million in the combined three month period ended June 30, 2012 to $9.0 million for the three month period ended June 30, 2013, or 17%, principally due to selling cycle delays and lower new sales. Revenue in the State Government customer channel increased from $7.7 million in the combined three month period ended June 30, 2012 to $16.7 million for the three month period ended June 30, 2013, or 119%, principally due to recent large implementation contracts. Revenue in the Pharma customer channel increased from $8.7 million in the combined three month period ended June 30, 2012 to $8.9 million for the three month period ended June 30, 2013, or 3%, principally due to strong sales of MarketScan services offset by the timing of Economic Valuation Market Access (EVMA) one-time sales.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense for our Payer segment was $58.6 million for the three month period ended June 30, 2013 as compared to $49.4 million for the combined three month period ended June 30, 2012, an increase of $9.2 million. The increase was primarily due to large implementation projects in the State Government customer channel.
Our depreciation and amortization expense for our Payer segment was $6.3 million for the three month period ended June 30, 2013 as compared to $3.6 million for the combined three month period ended June 30, 2012, an increase of $2.7 million or 76%. This was primarily due to capital expenditures and the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content, as a result of the Acquisition.
Our segment operating income for our Payer segment was $8.1 million for the three month period ended June 30, 2013 as compared to $9.1 million for the combined three month period ended June 30, 2012, a decrease of $1.0 million, or 11%. This decrease is due primarily to higher cost of operations, partially offset by higher revenue, as described above.
Hospitals segment

Revenues

Our Hospitals segment revenue was $32.8 million for the three month period ended June 30, 2013, as compared to $29.4 million for the combined three month period ended June 30, 2012, an increase of $3.3 million, or 11%. This was primarily due to increased sales from Population Health and Clinical products, as well as the lower deferred revenue adjustment ($0.9 million in 2013 compared to $2.7 million in 2012) in connection with the Acquisition.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $26.7 million for the three month period ended June 30, 2013 as compared to $27.4 million for the combined three month period ended June 30, 2012, a decrease of $0.7 million, or 3%. This is primarily associated with the increased cost of revenues related to the revenue increase described above in the immediately preceding paragraph.
Our depreciation and amortization expense for our Hospitals segment was $3.6 million for the three month period ended June 30, 2013 as compared to $4.9 million for the combined three month period ended June 30, 2012, a decrease of $1.3 million or 26%. This was primarily due to the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.
Our segment operating income for our Hospitals segment was $6.1 million for the three month period ended June 30, 2013 as compared to $2.0 million for the combined three month period ended June 30, 2012, an increase of $4.0 million. This increase is due primarily to the higher revenue, as described above.

Clinicians segment

Revenues

Our Clinicians segment revenue was $27.5 million for the three month period ended June 30, 2013 as compared to $24.2 million for the combined three month period ended June 30, 2012, an increase of $3.4 million or 14%. This was primarily due to the lower deferred revenue adjustment ($0.5 million in 2013 compared to $4.0 million in 2012) in connection with the Acquisition.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $20.2 million for the three month period ended June 30, 2013 as compared to $19.0 million for the combined three month period ended June 30, 2012, an increase of $1.1 million, or 6%. The increase in cost of operations was primarily due to the start up costs of international offices established in 2013, partially offset by costs savings initiatives.
Our depreciation and amortization expense for our Clinicians segment was $2.2 million for the three month period ended June 30, 2013, as compared to $2.7 million for the combined three month period ended June 30, 2012, a decrease of $0.5 million or 19%. This was primarily due to the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content, as a result of the Acquisition.
Our segment operating income for our Clinicians segment was $7.4 million for the three month period ended June 30, 2013 as compared to $5.1 million for the combined three month period ended June 30, 2012, an increase of $2.2 million, or 44%. The increase in operating income was primarily due to the increase in revenue, as discussed above under "Revenues".

Six month period ended June 30, 2013 (Successor) and 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to June 30, 2012)
In order to present a more clear description and meaningful discussion and analysis of our performance for the six month period ended June 30, 2013 compared to 2012 periods, our 2012 periods combines the results for the period January 1, 2012 to June 6, 2012 (Predecessor) and April 20, 2012 to June 30, 2012 (Successor). This combined basis does not purport to represent what our results of operations would have been for the period from January 1, 2012 to June 30, 2012 on a Predecessor basis or a Successor basis.
The following table summarizes our unaudited interim condensed consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Six months ended June 30, 2013	% of revenue	From inception (April 20, 2012) to June 30, 2012	January 1, 2012 to June 6, 2012	Combined Six months ended June 30, 2012	% of revenue	Change	% change
	(Successor)		(Successor)	(Predecessor)
Revenues, net:	239,887	100%	23,313	208,998	232,311	100%	7,576	3%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(132,394)	(55)%	(14,302)	(108,760)	(123,062)	(53)%	(9,332)	8%
Selling and marketing, excluding depreciation and amortization(b)	(28,651)	(12)%	(3,694)	(25,559)	(29,253)	(13)%	602	(2)%
General and administrative, excluding depreciation and amortization(c)	(23,797)	(10)%	(3,647)	(30,821)	(34,468)	(15)%	10,671	(31)%
Allocation of costs from Predecessor Parent and affiliates(d)	—	—%	—	(10,003)	(10,003)	(4)%	10,003	(100)%
Depreciation	(8,989)	(4)%	(612)	(6,805)	(7,417)	(3)%	(1,572)	21%
Amortization of developed technology and content	(15,444)	(6)%	(1,651)	(12,460)	(14,111)	(6)%	(1,333)	9%
Amortization of other identifiable intangible assets(e)	(17,230)	(7)%	(2,298)	(8,226)	(10,524)	(5)%	(6,706)	64%
Other operating expenses(f)	(20,500)	(9)%	(29,751)	(18,803)	(48,554)	(21)%	28,054	(58)%
Total operating costs and expenses	(247,005)	(103)%	(55,955)	(221,437)	(277,392)	(119)%	30,387	(11)%
Operating (loss) income	(7,118)	(3)%	(32,642)	(12,439)	(45,081)	(19)%	37,963	(84)%
Interest (expense) income (to) from Predecessor Parent(g)	—	—%	(10)	—	(10)	—%	10	(100)%
Net interest (expense) income(h)	(38,092)	(16)%	(5,005)	3	(5,002)	(2)%	(33,090)	662%
Unrealized foreign exchange loss	(453)	—%	—	—	—	—%	(453)	NM
Income (loss) before taxes	(45,663)	(19)%	(37,657)	(12,436)	(50,093)	(22)%	4,430	(9)%
Benefit from (provision for) income taxes	17,037	7%	11,631	4,803	16,434	7%	603	4%
Net (loss) income	(28,626)	(12)%	(26,026)	(7,633)	(33,659)	(14)%	5,033	(15)%

(a)
Includes all personnel and other costs attributable to a revenue stream, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs administered by Thomson Reuters relating to market data and professional service costs.

(b)	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

(c)	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

(d)
As described in Note 8 to the unaudited condensed consolidated and combined financial statements included elsewhere in this quarterly report, we have historically engaged in intercompany transactions with Thomson Reuters relating to certain support services, including among others, finance, accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management.

(e)	Includes amortization of definite‑lived trade names, database content, publishing rights and acquired customer relationship assets.

(f)
Successor period includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Predecessor period includes Predecessor's disposal costs incurred as part of the Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Acquisition, and reserve for note receivable. See Note 5 to the unaudited consolidated and combined financial statements included elsewhere in this quarterly report.

(g)
Prior to the acquisition, certain of our cash management transactions with Thomson Reuters are subject to written loan agreements specifying repayment terms and interest payments, under which Thomson Reuters is required to pay interest to us equal to the average monthly rate earned by Thomson Reuters on its cash investments held with its primary U.S. banker. Interest on such loans is reflected in “Interest (expense) income (to) from Predecessor Parent” in the unaudited interim condensed combined statement of comprehensive income (loss). These loan agreements were satisfied upon completion of the Acquisition.

(h)	Interest earned or paid related to third party transactions.
Discussion of six months ended June 30, 2013 (Successor) compared to the combined six months ended June 30, 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to June 30, 2012)
Revenues, net
Our net revenues were $239.9 million for the six month period ended June 30, 2013 as compared to $232.3 million for the combined six month period ended June 30, 2012, an increase of $7.6 million or 3%. This was primarily due to implementation revenue from the State Government customer channel, as well as increased sales from Population Health and Clinical products in the Hospitals segment, partially offset by selling cycle delays and downgrades in the Federal Government customer channel. In addition, revenue increased due to the impact of the deferred revenue adjustment, which was $6.9 million in 2013 compared to $8.3 million in 2012. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $132.4 million for the six month period ended June 30, 2013 as compared to $123.1 million for the combined six month period ended June 30, 2012, an increase of $9.3 million, or 8%. This increase was primarily due to higher implementation costs related to new projects, particularly several large State Government contracts.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $28.7 million for the six month period ended June 30, 2013 and $29.3 million for the combined six month period ended June 30, 2012, a decrease of $0.6 million or 2%. This was primarily due to increased marketing efforts for 2012 newly launched platform solutions such as Population Health and Payment Integrity.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $23.8 million for the six month period ended June 30, 2013 as compared to $34.5 million for the combined six month period ended June 30, 2012, a decrease of $10.7 million, or 31%. The decrease was primarily due to the acceleration of stock compensation expense from our Predecessor in 2012, higher vacation expenses in 2012, and costs borne by our Predecessor Parent on behalf of Truven in 2012 comprising of salaries, retention bonus and certain legal fees.
Allocation of costs from Predecessor Parent and affiliates
The allocation of costs from Predecessor Parent and affiliates was $10.0 million for the combined six month period ended June 30, 2012. Following the completion of the Acquisition on June 6, 2012, these cost allocations related to certain support services provided by Predecessor Parent and affiliates ceased. As a standalone company, similar costs and expenses were incurred, which are now recorded directly to cost of revenues, selling and marketing, and general and administrative expenses.
Depreciation and amortization
Our depreciation and amortization expense was $41.7 million for the six month period ended June 30, 2013 as compared to $32.1 million for the combined six month period ended June 30, 2012, an increase of $9.6 million or 30%. This overall increase was primarily due to additional capital expenditures in 2013 and the impact of depreciation and amortization due to the fair value adjustments including the lengthening of useful lives of developed technology and content and other identifiable intangible assets such as customer relationships and trade names as a result of the Acquisition.
Other operating expenses
Our other operating expense was $20.5 million for the six month period ended June 30, 2013 as compared to $48.6 million for the combined six month period ended June 30, 2012, a decrease of $28.1 million or 58%. This decrease was primarily due to higher non-recurring expenses incurred related to the Acquisition in the combined six month period ended June 30, 2012. In 2013, other operating expenses included $16.4 million of acquisition related costs consisting of expenses incurred mainly related to data migration and the separation of our IT infrastructure from Predecessor Parent, $2.8 million of severance and retention bonuses, and $1.3 million of Sponsor advisory fees and other costs. Other operating expenses in 2012 included $27.4 million of Acquisition related costs, $9.8 million of severance and retention bonuses ($7.7 million related to our Predecessor), $9.8 million of disposal related costs of our Predecessor and $1.5 million of Sponsor advisory fees and other costs. Acquisition related costs in 2012 consisted of $12.0 million of transaction fees for Veritas and $15.4 million of direct acquisition costs consisting of legal, finance, consulting and professional fees..
Operating income (loss)
Our operating loss was $7.1 million for the six month period ended June 30, 2013 as compared to an operating loss of $45.1 million for the combined six month period ended June 30, 2012, an increase of $38.0 million from 2012. The increase was primarily due to (i) $7.6 million increase in revenue and (ii) the decrease in total operating expenses of $30.4 million as discussed above.
Interest (expense) income (to) from Predecessor Parent
Upon completion of the Acquisition, the loan agreements that our Predecessor historically entered into with Thomson Reuters relating to intercompany cash management arrangements were satisfied in full.

Net interest (expense) income
Our net interest expense was $38.1 million for the six month period ended June 30, 2013, as compared to $5.0 million for the combined six month period ended June 30, 2012. This interest expense is primarily related to our issuance of long-term debt, which consists of $533.7 million under the Term Loan Facility, the $327.1 million of Senior Notes to finance the Acquisition and the $15.0 million Revolving Credit Facility for working capital requirements. Included in the interest expense was $3.3 million of loss on early extinguishment as a result of the April 2013 refinancing. In addition, interest expense in 2013 included amortization of debt issue cost and deferred finance costs of $1.2 million and $1.3 million, respectively.

Benefit (Provision) for income taxes

Our income tax benefit was $17.0 million for the six month period ended June 30, 2013 as compared to $16.4 million of benefit for the combined six month period ended June 30, 2012, an increase of $0.6 million or 4%. This increase in benefit was due to the impact of certain Acquisition related expenses incurred in the prior period that were not deductible.

Segment discussion
The following table summarizes our segment information for the six months ended June 30, 2013 and the combined six months period ended June 30, 2012:

(Dollars in thousands)	Six months ended June 30, 2013	% of revenue	From inception (April 20, 2012) to June 30, 2012	January 1, 2012 to June 6, 2012	Combined six months ended June 30, 2012	% of revenue	Change	% change
	Successor		Successor	Predecessor
Payer
Revenues	$124,618	100%	$13,239	$106,482	$119,721	100%	$4,897	4%
Segment operating income	15,261	12%	1,704	16,701	18,405	15%	(3,144)	(17)%
Depreciation and amortization	12,623	10%	996	8,249	9,245	8%	3,378	37%
Hospitals
Revenues	61,354	100%	6,545	53,236	59,781	100%	1,573	3%
Segment operating income	8,471	14%	399	7,226	7,625	13%	846	11%
Depreciation and amortization	7,185	12%	442	6,516	6,958	12%	227	3%
Clinicians
Revenues	53,915	100%	3,529	49,277	52,806	100%	1,109	2%
Segment operating income	15,566	29%	(675)	15,073	14,398	27%	1,168	8%
Depreciation and amortization	4,487	8%	507	3,480	3,987	8%	500	13%
Cost of operations, depreciation and amortization and segment operating income for our segments are based on figures that reflect depreciation of hardware and other tangible assets and amortization of developed technology and content, but exclude amortization of other identifiable intangible assets and other operating expenses because our chief operating decision maker does not consider these items when assessing performance.
See Note 6 to the unaudited condensed consolidated and combined financial statements included in this quarterly report for a reconciliation of segment financial information.

Payer segment
Revenues
Our Payer segment revenue was $124.6 million for the six month period ended June 30, 2013, as compared to $119.7 million for the combined six month period ended June 30, 2012, an increase of $4.9 million or 4%. This was primarily due to an increase in implementation revenue from the State Government customer channel, and was partially offset by downgrades and cancellations in the Federal Government customer channel and lower implementation revenue in the Employer and Health Plan customer channel compared to 2012.

Revenue in the Employer and Health Plan customer channel to $62.7 million in the six month period ended June 30, 2013 compared to $65.9 million for the combined six month period ended June 30, 2012, or 5%, primarily due to the large implementation revenue in 2012 and timing of contract renewals. Revenue in the Federal Government customer channel was down from $20.7 million in the combined six month period ended June 30, 2012 to $17.3 million for the six month period ended June 30, 2013, or 17%, principally due to selling cycle delays, lower new sales and contract cancellations. Revenue in the State Government customer channel increased from $15.8 million in the combined six month period ended June 30, 2012 to $26.4 million for the six month period ended June 30, 2013, or 67%, principally due to implementation revenue from recent large contracts. Revenue in the Pharma customer channel increased from $17.3 million in the combined six month period ended June 30, 2012, to $18.3 million for the six month period ended June 30, 2013, or 6%, principally due to strong sales of MarketScan services.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense for our Payer segment was $109.4 million for the six month period ended June 30, 2013 as compared to $101.3 million for the combined six month period ended June 30, 2012, an increase of $8.0 million or 8%. The increase was primarily due to large implementation contracts in the State Government customer channel.
Our depreciation and amortization expense for our Payer segment was $12.6 million for the six month period ended June 30, 2013 as compared to $9.2 million for the combined six month period ended June 30, 2012, an increase of $3.4 million or 37%. This was primarily due to capital expenditures and the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.
Our segment operating income for our Payer segment was $15.3 million for the six month period ended June 30, 2013 as compared to $18.4 million for the combined six month period ended June 30, 2012, a decrease of $3.1 million, or 17%. This decrease was due primarily to higher operating expenses relating to large State Government contracts, for which substantial revenue is deferred and will be recognized in future periods, partially offset by an increase in revenue.
Hospitals segment
Revenues
Our Hospitals segment revenue was $61.4 million for the six month period ended June 30, 2013, as compared to $59.8 million for the combined six month period ended June 30, 2012, an increase of $1.6 million, or 3%. This increase was primarily due to strong sales in our Population Health and Clinical products.

Segment operating income

Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $52.9 million for the six month period ended June 30, 2013 as compared to $52.2 million for the combined six month period ended June 30, 2012, an increase of $0.7 million, or 1%. This increase in cost of operations was primarily due to costs of operations from increased revenues.
Our depreciation and amortization expense for our Hospitals segment was $7.2 million for the six month period ended June 30, 2013 as compared to $7.0 million for the combined six month period ended June 30, 2012, an increase of $0.2 million or 3%. This was primarily due to the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.
Our segment operating income for our Hospitals segment was $8.5 million for the six month period ended June 30, 2013 as compared to $7.6 million for the combined six month period ended June 30, 2012, an increase of $0.8 million, or 11%. This increase is due primarily to increased revenue, as described above.

Clinicians segment
Revenues
Our Clinicians segment revenue was $53.9 million for the six month period ended June 30, 2013 as compared to $52.8 million for the combined six month period ended June 30, 2012, an increase of $1.1 million or 2%. This was primarily due to the lower impact from the deferred revenue adjustment ($2.5 million in 2013 compared to $4.0 million in 2012) in connection with the Acquisition.
Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $38.3 million for the six month period ended June 30, 2013 as compared to $38.4 million for the combined six month period ended June 30, 2012, a decrease of $0.1 million. The decrease was primarily due to cost savings initiatives, offset by increase in cost of operations primarily related to the start up costs of operations of international offices established in 2013.
Our depreciation and amortization expense for our Clinicians segment was $4.5 million for the six month period ended June 30, 2013, as compared to $4.0 million for the combined six month period ended June 30, 2012, an increase of $0.5 million or 13%. This was primarily due to the overall impact of the fair value adjustment of the computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.
Our segment operating income for our Clinicians segment was $15.6 million for the six month period ended June 30, 2013 as compared to $14.4 million for the combined six month period ended June 30, 2012, an increase of $1.2 million, or 8%. The increase in operating income was primarily due to the increase in revenue as discussed above in the preceding paragraphs.
Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Six months ended June 30, 2013	Combined - six months ended June 30, 2012	From inception (April 20, 2012) to June 30, 2012	January 1, 2012 to June 6, 2012
	Successor		Successor	Predecessor
Net cash (used in) provided by operating activities	$(14,779)	$(5,428)	$(23,234)	$17,806
Net cash used in investing activities	(20,339)	(1,261,461)	(1,251,176)	(10,285)
Net cash provided by (used in) financing activities	19,444	1,277,403	1,284,916	(7,513)
Operating activities
Cash used in operating activities for the six month period ended June 30, 2013 was $14.8 million as compared to $5.4 million for the combined six month period ended June 30, 2012, an increase of $9.4 million. This increase was mainly due to $31.8 million of interest expense incurred during the period related to our debt. This was partially offset by a $6.0 million increase in cash receipts from customers due to improved efforts in collection and a $16.5 million decrease in payments to various suppliers mainly due to timing of cash payments to suppliers and service providers.

Investing activities
Cash used in investing activities for the six month period ended June 30, 2013 of $20.3 million was for capital expenditures, as compared to $1,261.5 million for the combined six month period ended June 30, 2012, which mainly relates to cash used to pay the purchase price of the Acquisition.

Financing activities
Cash provided by financing activities for the six month period ended June 30, 2013 was $19.4 million. This amount consisted of a $15.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.0 million of additional capital contribution, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $2.7 million of principal repayment of senior term loan, $5.8 million of premium payment to lenders for the April 2013 refinancing and $0.4 million principal payment of capital lease obligation.
Cash provided by financing activities for the combined six month period ended June 30, 2012 was $1,277.4 million. During 2012, cash provided by financing activities in 2012 includes $1,306.5 million in cash from equity contributions and issuance of debt (Term Loan Facility and Notes) that was used to pay the purchase price of the Acquisition, which was partially offset by $21.6 million of debt issuance costs. In addition, there was a decrease of $16.8 million in the net investment of the Predecessor Parent in our Predecessor and a $9.2 million increase in notes receivable from the Predecessor Parent. Notes receivable from the Predecessor Parent refers to certain of our Predecessor's cash transactions with the Predecessor Parent, which were subject to written loan agreements specifying repayment terms and interest payments. The term of the agreement was one year and was automatically renewed from year to year unless one of the parties notified the other in writing of termination. These loan agreements were satisfied on completion of the Acquisition.
Liquidity and Capital Resources
Pursuant to the Stock and Asset Purchase Agreement, the cash consideration paid to Thomson Reuters Corporation in connection with the Acquisition totaled $1,249.4 million (net of cash acquired). Financing for the Acquisition came from the following sources:
$464.4 million issuance of share capital from affiliates of Veritas Capital and its co-investors;
$527.6 million under the senior secured term loan facility (“Term Loan Facility”); and
$327.2 million under the 10.625% Senior Notes Due 2020 (“Notes”).
As a result, we have been highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements. As of June 30, 2013, our principal outstanding indebtedness was $875.8 million, consisting of $533.7 million from the Term Loan Facility, $327.2 million from the Notes and $15.0 million from the Revolving Credit Facility. For ongoing liquidity purposes, we will utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our $50 million Revolving Credit Facility. As of June 30, 2013, we had outstanding letters of credit of $0.3 million, which reduced the available line of credit to $34.7 million. Our principal uses of cash will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions and our transition to a standalone company.
The following discussion provides a description of our outstanding indebtedness as of June 30, 2013:
Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of June 30, 2013, the Company has an outstanding revolving loan of $15.0 million and outstanding letters of credit of $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $34.7 million.
Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven's option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. We are required to repay $1.3 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.
All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's future wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven's ability, and the ability of each of any restricted subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase its capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.
In addition, the Senior Credit Facility requires Truven, beginning with the fiscal quarter ended June 30, 2012, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We are in compliance with all of these credit facility covenants as of June 30, 2013, and expect to be in compliance over the next twelve months.

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $533.7 million to $535.0 million (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013 (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting on June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes in the terms and conditions.
10.625% Senior Notes due 2020
The Notes, which were issued under an indenture, dated June 6, 2012 (the “Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020. On the same day, we entered into the first supplemental indenture (the “First Supplemental Indenture”), whereby Truven became a party to the Indenture as successor in interest to Wolverine. The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding and each of

Truven's existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.
Truven may redeem some or all of the Notes at any time prior to June 1, 2016 at 100% of the principal amount thereof, plus the applicable premium pursuant to the Indenture as of the applicable redemption date, plus accrued and unpaid interest and any additional interest to, but excluding, the applicable redemption date. Truven may redeem some or all of the Notes at any time on or after June 1, 2016 at 105.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2018, plus, in each case, accrued and unpaid interest and any additional interest to, but excluding, the applicable redemption date. In addition, at any time prior to June 1, 2015 Truven (subject to certain conditions) may redeem up to 35% of the aggregate principal amount of the Notes using net cash proceeds from certain equity offerings at 110.625% of the aggregate principal amount of the Notes plus accrued and unpaid interest and any additional interest, to, but excluding, the applicable redemption date. If Truven experiences a change of control (as defined in the Indenture), it will be required to make an offer to repurchase the Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, and any additional interest, to, but excluding, the date of purchase.
The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding Corp.'s business and operations. We are in compliance with these covenants as of June 30, 2013 and expect to be in compliance over the next twelve months.
On June 5, 2013, we entered into the second supplemental indenture (the “Second Supplemental Indenture”), whereby the guarantee release provision in Section 10.2(d)(1)(B) of the Indenture, which allows guarantors to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations), was amended to apply only to subsidiary guarantors and not to Truven Holding.
Pursuant to a registration rights agreement dated June 6, 2012, we have agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we will exchange the Notes (and related guarantees) for a like aggregate principal amount of Exchange Notes (and related guarantees), which are identical in all material respects to the Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Notes (and related guarantees), in each case, by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently we were required to pay additional penalty interest of 0.25% per annum for the 90-day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case, until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum. As of June 30, 2013, we had incurred and accrued additional penalty interest of $318.1 of which $197.6 had been paid.
On June 26, 2013, our exchange offer registration statement was declared effective by the SEC and the exchange offer commenced. On July 31, 2013, Truven closed its offer to exchange up to $327,150 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020 (the “Exchange Notes”), which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 (the “Old Notes”) that were originally issued on June 6, 2012, in a transaction exempt from registration under the Securities Act and state securities laws. Truven accepted for exchange all $327,150 aggregate principal amount of the Old Notes tendered. As of August 1, 2013, the interest rate on the new Exchange Notes reverted to 10.625%.

On August 1, 2013, Truven Health Analytics Inc. issued a press release announcing the completion of its offer to exchange up to $327,150,000 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020, which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 that were originally issued on June 6, 2012 in a transaction exempt from registration under the Securities Act and state securities laws.

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next year. We expect to incur approximately $16 million in capital expenditures for the remainder of 2013 (excluding acquisitions); however, actual capital expenditures may differ.

The services we receive from Stock Seller under the Transitional Services Agreement in connection with the Acquisition have been substantially completed. Our administrative infrastructure, such as management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities have been assumed by us or by third parties on our behalf, except for hosting services of certain technology infrastructure, which is expected to be completed over the next three months. We also expect to incur cash outlays of approximately $3 million of expenses related to costs of separating our IT infrastructure from our Predecessor Parent through 2013 as we transition to a standalone company.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in amounts sufficient to enable us to repay our indebtedness, including the Notes or the new Exchange Notes, or to fund other liquidity needs. Our ability to do so depends on prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our Term Loan Facility and Revolving Credit Facility and the Notes or the new Exchange Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of June 30, 2013:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Exchange Notes(1)	$327,150		$—	$—	$327,150
Other long-term obligations(2)	548,663	5,348	10,696	10,696	521,923
Interest on indebtedness(3)	389,512	59,653	118,833	117,695	93,331
Operating lease obligations(4)	98,758	10,080	19,247	11,125	58,306
Capital lease obligations(5)	1,422	1,422	—	—	—
Total contractual obligation	$1,365,505	$76,503	$148,776	$139,516	$1,000,710

(1)	Represents the principal amount of indebtedness on the Exchange Notes.

(2)	Represents the principal amount of indebtedness under our Term Loan Facility and our Revolving Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Term Loan Facility, Exchange Notes, revolving loan and additional penalty interest in connection with the Registration Rights Agreement. The interest rate on the floating rate Term Loan Facility, revolver loan and fixed rate Notes has been assumed to be the same as the applicable rates during the month of June 2013. The one month LIBOR rate on the Term Loan Facility during the month of June 2013 was below the floor rates established in accordance with the respective agreements. Interest on the Term Loan Facility and revolver loan was based on the assumed rate of 4.5%. Interest on Notes was 10.625%.

(4) Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including $54 of interest.

Off-balance sheet arrangements

As of June 30, 2013, we had no off-balance sheet arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2013, we have $548.7 million of outstanding principal under our Term Loan Facility and Revolving Credit facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of June 30, 2013 was 0.19%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into interest rate swaps, modify our existing interest rate swaps or make changes that may impact our ability to treat our interest rate swaps as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes. We have adopted a hedging policy, which is consistent with the covenants under the Senior Credit Facility.
Foreign Currency Exchange Risk
We have foreign subsidiaries in the United Kingdom and India whose functional currency is British Pound Sterling (GBP) and Indian Rupee (INR), respectively. These subsidiaries are start-up entities and have no significant impact on our operations. We do not believe that changes in the GBP and INR relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain certain contracts and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2013 because of the material weaknesses discussed below.

Identification of Material Weaknesses
In connection with the audits of our financial statements for the 2012 periods, and as disclosed in the Company's recent S-4/A filing, our independent registered public accounting firm identified control deficiencies in our internal control over financial reporting that constituted material weaknesses. As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, it was determined that material weaknesses exist as follows: (1) the Company does not maintain effective controls over reconciliation of certain financial statement accounts, (2) the Company does not maintain effective controls over the accounting for business combinations, (3) the Company does not maintain effective controls over the accounting for taxes and (4) the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP.
Remediation of Material Weaknesses in Process
The Company is in the early phases of remediation efforts on the above listed material weaknesses. We are currently not yet requiredto comply with items (a) and (b) of Reuglation S-K 308 (the SEC's rule implementing Section 404 of the Sarbanes Oxley Act of 2002) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, the Company has begun implementing the requirements of Section 404 and while undergoing this implementation, will address the process and controls surrounding the above mentioned material weaknesses. As a part of this implementation, the Company will document all significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls will be documented and tested and remediation efforts will be identified, tracked and monitored to ensure effectiveness of control design and operation. While undergoing this process, the Company will continue to assess current staffing levels and skills and supplement staffing and training as appropriate.
The following actions, under the supervision of the Company's management, have been implemented since the Company filed its Form S-4/A:

•
The Company has augmented its quarterly financial procedures to allow for more substantive review of financial results before the release of quarterly earnings and the filing of the quarterly reports on Form 10-Q.

•	The Company has added resources to support the additional review procedures and to support remediation activities.

Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next 12 - 18 months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control Over Financial Reporting

The obligations contemplated by the Transitional Services Agreement that was executed in connection with the Acquisition between the Company and Thomson Reuters were substantially completed during the 2nd quarter of 2013. Under the Transitional Services Agreement, Thomson Reuters had agreed to continue to provide certain services (including, but not limited to, data hosting, management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities) for certain pre-determined periods. During the quarter, the Company substantially completed an implementation of various modules of Oracle Financials, including general ledger, accounts payable and fixed assets. As a result of this financial system implementation, various processes and controls surrounding the general ledger, accounts payables and fixed asset accounting have been migrated to Company personnel and modified to increase the efficiency and effectiveness of the internal controls over financial reporting.

Additionally, subsequent to quarter close, the Company substantially completed the data center migration from Thomson Reuter's Eagan, MN location to new, Company run data centers in Dallas, TX and Sterling, VA. We anticipate that we may continue to have future investments in information systems and related processes and will continue to review the impact of any future changes to our internal controls over financial reporting as these new systems and processes are implemented.

Item 1. Legal Proceedings
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. The legal proceedings described in Note 10 to Part I of this quarterly report are incorporated herein by reference. There have been no material changes to the legal proceedings disclosed in our Form S-4/A filed on June 19, 2013.

Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our Form S-4/A filed on June 19, 2013.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibits previously filed below are incorporated by reference as exhibits hereto. All exhibits incorporated by reference are from File No. 333-187931.

Exhibit Number	Exhibit Description
4.1**
Second Supplemental Indenture, dated as of June 5, 2013, by and among Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), as Issuer, Truven Holding Corp. (formerly VCPH Holding Corp.), as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4 of Truven Holding Corp. and Truven Health Analytics Inc.

10.1**
Second Amendment to the Credit Agreement, dated as of April 26, 2013, among Truven Holding Corp. (formerly VCPH Holding Corp.), Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Arrangers and Bookrunners, incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-4 of Truven Holding Corp. and Truven Health Analytics Inc.

10.2** †
Offer Letter dated June 27, 2013 between Truven Health Analytics Inc. and Roy Martin incorporated by reference to Exhibit 10.1 to Truven Health Analytics Inc.'s Current Report on 8-K filed with the SEC on July 3, 2013 (File No. 333-187931).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three months period ended June 30, 2013, six months period ended June 30, 2013, period from April 20, 2012 to June 30, 2012, period from April 1, 2012 to June 6, 2012 and period from January 1, 2012 to June 6, 2012, (iii) Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the six month period ended June 30, 2013, period from April 20, 2012 to June 30, 2012 and Period from January 1, 2012 to June 6, 2012 , (iv) Unaudited Condensed Consolidated Statement of Equity as of June 30, 2013 and (vi) Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

* Filed herewith.
** Previously filed.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013

TRUVEN HEALTH ANALYTICS INC.
(Registrant)

By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer

By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013

TRUVEN HOLDING CORP.
(Registrant)

By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer

By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits
The following is a list of exhibits filed as part of this quarterly report. Exhibits that previously have been filed are incorporated herein by reference. All exhibits incorporated by reference are from File No. 333-187931.

Exhibit Number	Exhibit Description
4.1**
Second Supplemental Indenture, dated as of June 5, 2013, by and among Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), as Issuer, Truven Holding Corp. (formerly VCPH Holding Corp.), as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4 of Truven Holding Corp. and Truven Health Analytics Inc.

10.1**
Second Amendment to the Credit Agreement, dated as of April 26, 2013, among Truven Holding Corp. (formerly VCPH Holding Corp.), Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Arrangers and Bookrunners, incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-4 of Truven Holding Corp. and Truven Health Analytics Inc.

10.2** †
Offer Letter dated June 27, 2013 between Truven Health Analytics Inc. and Roy Martin incorporated by reference to Exhibit 10.1 to Truven Health Analytics Inc.'s Current Report on 8-K filed with the SEC on July 3, 2013 (File No. 333-187931).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three months period ended June 30, 2013, six months period ended June 30, 2013, period from April 20, 2012 to June 30, 2012, period from April 1, 2012 to June 6, 2012 and period from January 1, 2012 to June 6, 2012, (iii) Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the six month period ended June 30, 2013, period from April 20, 2012 to June 30, 2012 and Period from January 1, 2012 to June 6, 2012 , (iv) Unaudited Condensed Consolidated Statement of Equity as of June 30, 2013 and (vi) Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

* Filed herewith.
** Previously filed.
† Indicates a management contract or compensatory plan or arrangement.