Form 10-Q
period 2013-09-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2013-11-13
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of November 13, 2013, there was one outstanding share of each of the registrants.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Interim Condensed Consolidated Balance Sheets - As of September 30, 2013 (Successor) and December 31, 2012 (Successor)	1

	Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Loss - For the three and nine month periods ended September 30, 2013 (Successor), the three month period ended September 30, 2012 (Successor), and from inception (April 20, 2012) to September 30, 2012 (Successor), and January 1, 2012 to June 6, 2012 (Predecessor)	2

	Unaudited Interim Condensed Consolidated and Combined Statements of Cash Flows - For the nine month period ended September 30, 2013 (Successor), from inception (April 20, 2012) to September 30, 2012 (Successor), and January 1, 2012 to June 6, 2012 (Predecessor)	3

	Unaudited Interim Condensed Consolidated Statement of Equity - For the nine month period ended September 30, 2013 (Successor)	5

	Notes to Unaudited Interim Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

Signatures		55

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this quarterly report to:

•	the term “Holdings LLC” refer to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “the Company”, “Truven Holding”, "we", "us", "our" and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC;

•
the term “TRHI” refers to Thomson Reuters (Healthcare) Inc., a Delaware corporation, which, upon consummation of the Merger, became a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changed its name to Truven Health Analytics Inc.;

•
the terms “Thomson Reuters Healthcare” and “Predecessor” refer to TRHI, together with certain other assets and liabilities of the Thomson Reuters Healthcare business prior to and including the date of the closing of the Acquisition on June 6, 2012;

•
the term “Wolverine” refers to Wolverine Healthcare Analytics, Inc., a Delaware corporation and an affiliate of The Veritas Capital Fund IV, L.P., a private equity fund managed by Veritas Capital, which was formed on May 16, 2012 as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and, upon consummation of the Acquisition, merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the terms “Truven” and the “Issuer” refer to Truven Health Analytics Inc., a Delaware corporation and a direct wholly-owned subsidiary of Truven Holding;

•
the term “Acquisition” refers to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with the Stock Seller and the Asset Seller and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

•
the term “Merger” refers to the merger upon the closing of the Acquisition, whereby Wolverine (which was formed solely for the purpose of completing the Acquisition) merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the term “Stock Seller” refers to Thomson Reuters U.S. Inc.;

•	the terms “Sponsor” and “Veritas Capital” refers to Veritas Capital Fund Management, L.L.C.;

•	the term "Asset Seller" refers to Thomson Reuters Global Resources;

•	the terms “Thomson Reuters” and the “Predecessor Parent” refers to Thomson Reuters Corporation;

•
the term “Stock and Asset Purchase Agreement” refer to the Stock and Asset Purchase Agreement among VCPH Holding Corp., the Stock Seller and the Asset Seller, dated as of April 23, 2012, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012;

•	the term “Predecessor Period” refers to all periods prior to and including the date of the closing of the Acquisition on June 6, 2012; and

•	the term “Successor” refers to Truven Holding, on a consolidated basis with its subsidiaries;

•
the term “Successor Period” refers to all periods from inception of Truven Holding (April 20, 2012 - December 31, 2012), which includes all periods after the closing of the Acquisition on June 6, 2012.

•	the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012.

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the United States Securities Act of 1933, as amended.

•	the term "Notes" refers to "Old Notes" or "Exchange Notes", as the context may require.

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility from syndicate of banks and other financial institutions.

ii

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$7,769	$23,805
Trade and other receivables (less allowances of $1,476 and $1,865, respectively)	91,814	105,141
Prepaid expenses and other current assets	22,862	18,409
Deferred tax assets	3,047	10,648
Total current assets	125,492	158,003
Computer hardware and other property, net	43,097	40,191
Developed technology and content, net	150,500	160,335
Goodwill	824,339	824,339
Other identifiable intangible assets, net	370,628	396,473
Other noncurrent assets	16,220	17,786
Total assets	$1,530,276	$1,597,127
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$79,814	$92,507
Deferred revenue	112,189	122,319
Current portion of long-term debt	5,350	5,276
Capital lease obligation	946	—
Income taxes payable	372	82
Total current liabilities	198,671	220,184
Deferred revenue	2,069	5,354
Long-term debt	852,525	832,696
Deferred tax liabilities	88,691	118,675
Other noncurrent liabilities	1,590	966
Total liabilities	1,143,546	1,177,875
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	477,829	473,364
Accumulated deficit	(91,080)	(54,112)
Foreign currency translation adjustment	(19)	—
Total equity	386,730	419,252
Total liabilities and equity	$1,530,276	$1,597,127
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three month period ended September 30,	Three month period ended September 30,	Nine month period ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
	2013	2012	2013	2012	2012
	Successor	Successor	Successor	Successor	Predecessor

Revenues, net	$123,594	$100,950	$363,481	$124,263	$208,998
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(64,293)	(62,254)	(200,983)	(77,072)	(112,050)
Selling and marketing, excluding depreciation and amortization	(12,899)	(12,500)	(42,111)	(16,249)	(25,917)
General and administrative, excluding depreciation and amortization	(12,387)	(9,708)	(31,326)	(12,784)	(27,173)
Allocation of costs from Predecessor Parent and affiliates	—	—	—	—	(10,003)
Depreciation	(5,422)	(2,492)	(14,411)	(3,104)	(6,805)
Amortization of developed technology and content	(8,228)	(6,425)	(23,672)	(8,076)	(12,460)
Amortization of other identifiable intangible assets	(8,615)	(8,614)	(25,845)	(10,912)	(8,226)
Other operating expenses	(8,278)	(10,665)	(28,778)	(40,416)	(18,803)
Total operating costs and expenses	(120,122)	(112,658)	(367,126)	(168,613)	(221,437)
Operating income (loss)	3,472	(11,708)	(3,645)	(44,350)	(12,439)
Interest expense	(16,661)	(19,431)	(54,753)	(24,446)	—
Interest income	—	—	—	—	3
Unrealized foreign exchange loss	(19)	—	(472)	—	—
Loss before income taxes	(13,208)	(31,139)	(58,870)	(68,796)	(12,436)
Benefit from income taxes	4,865	11,054	21,902	22,685	4,803
Net loss	$(8,343)	$(20,085)	$(36,968)	$(46,111)	$(7,633)

Other comprehensive loss:
Foreign currency translation adjustments	$(17)	$—	$(19)	$—	$—
Total comprehensive loss	$(8,360)	$(20,085)	$(36,987)	$(46,111)	$(7,633)
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Nine months ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor	Successor	Predecessor
Operating activities
Net loss	$(36,968)	$(46,111)	$(7,633)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	14,411	3,104	6,805
Amortization of developed technology and content	23,672	8,076	12,460
Amortization of other identifiable intangible assets	25,845	10,912	8,226
Amortization of debt issuance costs	1,931	961	—
Amortization of debt discount	1,922	561	—
Amortization of unfavorable leasehold interest	(94)	(60)	—
Loss on extinguishment of debt	2,353	—	—
Deferred income tax (benefit) provision	(22,383)	(22,685)	543
Share-based compensation expense	1,137	—	2,519
Retention bonus in conjunction with the Acquisition	1,378	8,070	5,800
Changes in operating assets and liabilities:
Trade and other receivables	13,328	(16,829)	32,869
Prepaid expenses and other current assets	(4,453)	(1,327)	388
Accounts payable and accrued expenses	(7,203)	33,522	(21,582)
Bank overdrafts	—	—	(2,630)
Deferred revenue	(13,415)	14,708	(19,739)
Income taxes	289	—	(514)
Other	(599)	459	294
Net cash provided by (used in) operating activities	1,151	(6,639)	17,806
Investing activities
Acquisitions, net of cash acquired	—	(1,249,402)	—
Capital expenditures	(34,853)	(10,924)	(10,285)
Net cash used in investing activities	(34,853)	(1,260,326)	(10,285)

Continued on next page

	Nine months ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor	Successor	Predecessor
Financing activities
Issuance of common stock	—	464,400	—
Additional capital contribution	1,950	—	—
Proceeds from senior term loan, net of original issue discount	—	517,125	—
Proceeds from senior notes, net of original issue discount	—	325,007	—
Proceeds from revolving credit facility	15,000	—	—
Principal repayment of senior term loan	(3,994)	(1,319)	—
Proceeds from senior term loan related to refinancing	86,105	—	—
Principal repayment of senior term loan related to refinancing	(74,772)	—	—
Premium payment for refinancing the credit facility	(5,760)	—	—
Payment of debt issuance costs	—	(21,616)	—
Payment of capital lease obligation	(844)	—	—
Decrease in net investment of Predecessor Parent	—	—	(16,760)
Decrease in notes receivable from Predecessor Parent	—	—	9,247
Net cash provided by (used in) financing activities	17,685	1,283,597	(7,513)
Effect of exchange rate changes in cash	(19)	—	—
Increase (decrease) in cash and cash equivalents	(16,036)	16,632	8
Cash and cash equivalents
Beginning of period	23,805	—	70
End of period	$7,769	$16,632	$78

Supplemental cash flow disclosures
Interest paid	$38,100	$11,323	$—
See the notes to these unaudited condensed consolidated and combined financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Nine months ended September 30, 2013
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2012	$—	$473,364	$(54,112)	$—	$419,252
Additional capital contribution	—	1,950	—	—	1,950
Retention bonus in conjunction with the Acquisition	—	1,378	—	—	1,378
Share-based compensation expense	—	1,137	—	—	1,137
Foreign currency translation adjustment	—	—	—	(19)	(19)
Net loss	—	—	(36,968)	—	(36,968)
Balance at September 30, 2013	$—	$477,829	$(91,080)	$(19)	$386,730
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
Basis of Presentation
These unaudited interim condensed consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and method used in preparation of the Company's consolidated and combined financial statements as of December 31, 2012 and for the 2012 Periods. The preparation of interim condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated and combined financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the 2012 Periods included in the Amendment No. 1 to Form S-4 as filed with the SEC on June 19, 2013 and declared effective on June 26, 2013 ("Form S-4/A").
Successor - The accompanying unaudited interim condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2013, and statement of equity and cash flows for the nine month period ended September 30, 2013, include the accounts of Truven Holding Corp. from January 1, 2013 to September 30, 2013. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Business Combinations.
Predecessor - The accompanying unaudited interim condensed combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition on June 6, 2012, include the unaudited interim condensed combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).
Before the Acquisition, our Predecessor operated as a business unit of Thomson Reuters and not as a standalone company. TRHI was a wholly-owned owned indirect subsidiary of Thomson Reuters, and certain of the company's assets were owned by subsidiaries of Thomson Reuters. During the Predecessor Period, TRHI engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries related to certain support services, and Thomson Reuters allocated the cost of these services as “Allocation of costs from Predecessor Parent and affiliates” in the condensed combined statement of comprehensive loss (see Note 8). For the Predecessor Period, the accompanying condensed combined financial statements reflect the assets, liabilities, revenues and expenses directly attributed to the Thomson Reuters Healthcare business as well as certain allocations by the Predecessor Parent. All significant transactions in the Predecessor Period between TRHI and other Thomson Reuters entities were included in our Predecessor's condensed combined financial statements. The expense and cost allocations were determined on bases that were deemed reasonable by management in order to reflect the utilization of services provided or the benefit received by TRHI during the periods presented. The combined financial information included herein does not necessarily reflect the results of operations, financial position, changes in equity and cash flows of the Company in the future or what would have been reflected had we operated as a separate, standalone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances were prepared as if the Predecessor had operated as a standalone taxpayer for the Predecessor Periods presented.
Truven Holding Corp. has no operations other than its investment in Truven. Therefore, the unaudited interim condensed consolidated and combined financial statements of Truven Holding Corp. reflect the financial position and results of operations of Truven.
Reclassification
In order to conform the prior periods with the current period presentation, the Company has reclassified facilities costs previously recorded in the “General and administrative, excluding depreciation and amortization” to “Costs of revenues, excluding depreciation and amortization” and “Selling and marketing, excluding depreciation and amortization” accounts amounting to $3.3 million and $0.4 million, respectively, in the Predecessor Period from January 1, 2012 to June 6, 2012, $2.5 million and $0.3 million, respectively, in the Successor Period from inception (April 20, 2012) to September 30, 2012, and $2.0 million and $0.2 million respectively, in the Successor Period for the three months ended September 30, 2012. These reclassifications did not have an impact on the Company’s balance sheet and statement of cash flows for the periods presented.
Revision of Previously Issued Financial Statements
During the fourth quarter of 2012, the Company identified and recorded adjustments to correct deferred revenues, certain accrued liabilities and related expense accounts. Management performed a review to determine the impact of the adjustments in its previously issued interim financial statements and concluded certain adjustments, while not material (individually or in aggregate), impacted the interim financial statements for the third quarter of 2012. The adjustments have no impact on the Company's balance sheet as of December 31, 2012 or the statements of comprehensive loss and cash flows for the period from January 1, 2012 to June 6, 2012 as presented within our annual financial statements included in our Form S-4/A.

We have revised our previously issued unaudited condensed consolidated and combined statements of comprehensive loss for the Successor periods ended September 30, 2012 and statement of cash flows for the Successor period ended September 30, 2012, to give effect to the recording of certain revenues and accrual of expenses recorded in the fourth quarter of 2012 that impact the interim financial statements as described above. The interim financial statements were previously distributed to a limited group primarily comprising the holders of our 10.625%% Senior Notes and the financial institutions with participation in our Senior Credit Facility.

The following table summarizes the effects of the revisions on the Company's unaudited interim condensed statement of consolidated comprehensive loss for three month period ended September 30, 2012, the period from April 20, 2012 to September 30, 2012, and the Company's unaudited condensed statement of consolidated cash flows for the period from April 20, 2012 to September 30, 2012:
Comprehensive loss for the three month period ended September 30, 2012 (Successor):

	As Reported	Adjustments	As Revised
Revenues, net	$104,865	$(3,915)	$100,950
Total operating costs and expenses	(113,429)	771	(112,658)
Operating loss	(8,564)	(3,144)	(11,708)
Loss before income taxes	(27,995)	(3,144)	(31,139)
Benefit from income taxes	9,932	1,122	11,054
Net loss	(18,063)	(2,022)	(20,085)

Total comprehensive loss	$(18,063)	$(2,022)	$(20,085)
Comprehensive loss for the period from April 20, 2012 to September 30, 2012 (Successor):

	As Reported	Adjustments	As Revised
Revenues, net	$127,695	$(3,432)	$124,263
Total operating costs and expenses	(168,161)	(452)	(168,613)
Operating loss	(40,466)	(3,884)	(44,350)
Loss before income taxes	(64,912)	(3,884)	(68,796)
Benefit from income taxes	21,299	1,386	22,685
Net loss	(43,613)	(2,498)	(46,111)

Total comprehensive loss	$(43,613)	$(2,498)	$(46,111)
Cash flow for the period from April 20, 2012 to September 30, 2012 (Successor):

	As Reported	Adjustments	As Revised
Net cash used in operating activities	$(1,609)	$(5,030)	$(6,639)
Net cash used in investing activities	(1,264,825)	4,499	(1,260,326)

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

On June 6, 2013, the Company finalized the acquisition date fair values of acquired assets and liabilities, including the valuations of identifiable intangible assets, computer hardware and other equipment, and developed technology and content. The determination of fair value of acquired assets involves a variety of assumptions, including estimates associated with useful lives. As discussed in our second quarter unaudited interim condensed and consolidated financial statements, the finalization of these valuations and completion of management review of certain accounts resulted in the refinement of certain assets and liabilities and that resulted in a reduction of $533 to goodwill and a corresponding increase in current asset, noncurrent asset and noncurrent deferred tax liabilities of $458, $120 and $45, respectively, from the previously reported amounts as of December 31, 2012 and March 31, 2013. In accordance with the Company's accounting policy described in Note 2 of the annual financial statements for the year ended December 31, 2012, included in the Form S-4/A, the adjustments on finalization of the purchase accounting were recognized retrospectively to the date of acquisition.

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

The following unaudited pro forma financial data summarizes the Company's results of operations for the nine months ended September 30, 2012 and the three months ended September 30, 2012 had the Acquisition occurred on January 1, 2011:

	Nine months ended September 30, 2012	Three months ended September 30, 2012

Revenues, net	$361,785	$122,630
Net loss	(17,444)	(1,277)

4.	Long-Term Debt

The Company's long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Senior Credit Facility
Term Loan Facility (net of $14,810 and $12,174 discount, respectively)	$517,515	$512,813
Revolving Credit Facility	15,000	—

10.625% Senior Notes ("the Exchange Notes") (net of $1,790 and $1,991 discount, respectively)	325,360	325,159
	857,875	837,972
Less: current portion of long-term debt	5,350	5,276
Long-term debt	$852,525	$832,696
In connection with the Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes in a private offering the ("Old Notes").

Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of September 30, 2013, the Company has an outstanding revolving loan of $15.0 million and outstanding letters of credit amounting to $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $34.7 million.

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

In addition, the Senior Credit Facility requires Truven, commencing with the fiscal quarter ended June 30, 2012, to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2013, the Company is in compliance with all of these credit facility covenants.

Refinancing

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%. The loans with certain lenders had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million, (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting in June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes in the terms and conditions. The loans with certain lenders in the bank syndicate had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $3.3 million during the period, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the unaudited interim condensed consolidated statements of comprehensive loss.

In connection with the April 2013 Refinancing, the Company incurred lenders' fees of $6.7 million, representing call premium. Of the $6.7 million, $5.8 million was recorded as part of original issue discount and presented as net of debt in the unaudited interim condensed consolidated balance sheet as of September 30, 2013. Other third party costs of $0.1 million, representing legal costs, were recorded as an expense for the nine month period ended September 30, 2013.

The remaining lenders' fees of $0.9 million related to the debt extinguished has been expensed as part of interest expense in the unaudited interim condensed consolidated statement of comprehensive loss for the nine month period ended September 30, 2013 and is presented under cash flows from operating activities in the Company’s unaudited interim condensed consolidated statement of cash flows for the nine month period ended September 30, 2013.

10.625% Senior Notes due 2020

The Notes, which were issued under an indenture, dated June 6, 2012 ( the “Indenture”, as supplemented by the First Supplemental Indenture whereby Truven became a party to the Indenture as successor in interest to Wolverine and the Second Supplemental Indenture referred to below, the “Second Supplemental Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. We are in compliance with all of these covenants as of September 30, 2013.

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

Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we will exchange the Old Notes (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the “Exchange Notes”) (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Old Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum.

On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven closed its offer to exchange up to $327,150 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020 (the “Exchange Notes”), which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 (the “Old Notes”) that were originally issued on June 6, 2012, in a transaction exempt from registration under the Securities Act and state securities laws. Truven accepted for exchange all $327,150 aggregate principal amount of the Old Notes tendered. As of August 1, 2013, the interest rate on the new Exchange Notes reverted to 10.625%.

As of September 30, 2013, we had incurred and accrued additional penalty interest of $318.1 of which $197.6 had been paid.

As of September 30, 2013, principal maturities of long-term debt for the next five years and thereafter consist of:

2014	$5,350
2015	5,350
2016	5,350
2017	5,350
2018	5,350
Thereafter	825,775
$852,525

5.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended September 30,	Three months ended September 30,
	2013	2012
	Successor
Severance and retention bonuses	$348	$7,592
Acquisition related costs	7,289	2,448
Other	641	625
Total other operating expenses	$8,278	$10,665

	Nine months ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Disposal related costs	$—	$—	$9,818
Severance and retention bonuses	3,147	9,704	7,741
Acquisition related costs	23,683	29,879	—
Other	1,948	833	1,244
Total other operating expenses	$28,778	$40,416	$18,803

Predecessor
Disposal related costs in the Predecessor Period are primarily comprised of audit services, accounting and consulting services and legal fees related to TRUSI's disposal of the Thomson Reuters Healthcare business. Severance and retention bonuses in the Predecessor Period include severances of employees in connection with the planned disposal of TRHI. Prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into a retention agreement (the “Retention Agreement”) with key TRHI employees in conjunction with the disposal of the business. Pursuant to the Retention Agreement, the Predecessor Parent agreed to provide for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Acquisition for periods ranging from 90 days to one year. Although the Predecessor Parent retains the legal and contractual obligation to pay the employees, the compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the period from April 1, 2012 to June 6, 2012, (Predecessor) TRHI recorded $5.8 million of retention and bonuses expense against Net Investment of Predecessor Parent. The compensation which was paid by Predecessor Parent was deemed an investment contribution.
Successor
Acquisition related costs include costs incurred related to technology and other costs in connection with the Company's transition into a standalone business. For the three months ended September 30, 2013, acquisition related costs included $4.7 million of expenses incurred mainly as a result of separating our IT infrastructure from Predecessor Parent, $1.1 million of costs related to the transitional services agreement with Thomson Reuters, and $1.5 million related to consulting and other professional fees. For the nine months ended September 30, 2013, acquisition related costs included $10.8 million of expenses associated with data center migration and separation of infrastructure from Predecessor Parent, $9.3 million of costs related to the transitional services agreement with Thomson Reuters and $3.6 million related to rebranding, and consulting and professional fees. For the three months ended September 30, 2012, acquisition related costs included $2.0 million of costs relating to legal, finance, consulting, and professional fees and $0.4 million of disentanglement costs. For the Successor period from April 20, 2012 to September 30, 2012, acquisition related costs consisted of $12.0 million of transaction fees from Veritas, $17.5 million of direct acquisition costs consisting of legal, finance, consulting and professional fees and $0.4 million of disentanglement costs.

Severance and retention bonuses primarily relate to the Acquisition of TRHI. As discussed above, prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into the Retention Agreement with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. For the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012 and the period from April 20, 2012 to September 30, 2012, Truven recorded $0, $1.4 million, $6.0 million and $8.1 million of retention and bonus expense, respectively, against Additional Paid In Capital in the Equity section of the condensed consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

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
Segment information for the three months ended September 30, 2013 and September 30, 2012 (Successor) is as follows:

	Three months ended September 30, 2013
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$65,286	$6,819	$8,824
Hospitals	31,138	3,885	4,019
Clinicians	27,170	2,946	7,436
Segment totals	123,594	13,650	20,279
Center/Other(2)	—	—	86
	$123,594	$13,650	$20,365

	Three months ended September 30, 2012
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$57,625	$4,415	$8,292
Hospitals	24,642	2,555	480
Clinicians	18,683	1,947	332
Segment totals	100,950	8,917	9,104
Center/Other(2)	—	—	(1,533)
	$100,950	$8,917	$7,571

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
The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended September 30,	Three months ended September 30,
	2013	2012
	Successor
Segment operating income	$20,365	$7,571
Amortization of other identifiable intangible assets	(8,615)	(8,614)
Other operating expenses	(8,278)	(10,665)
Operating income (loss)	3,472	(11,708)
Interest expense	(16,661)	(19,431)
Unrealized foreign exchange loss	(19)	—
Loss before income taxes	$(13,208)	$(31,139)

Segment information for the nine months ended September 30, 2013, from inception (April 20, 2012) to September 30, 2012 (Successor), and January 1, 2012 to June 6, 2012 (Predecessor) is as follows:

	Nine months ended September 30, 2013
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$189,904	$19,161	$24,366
Hospitals	92,492	11,024	12,535
Clinicians	81,085	7,898	22,538
Segment totals	363,481	38,083	59,439
Center/Other(2)	—	—	(8,461)
	$363,481	$38,083	$50,978

	From inception (April 20, 2012) to September 30, 2012
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$70,864	$5,536	$9,871
Hospitals	31,187	3,203	673
Clinicians	22,212	2,441	(330)
Segment totals	124,263	11,180	10,214
Center/Other(2)	—	—	(3,236)
	$124,263	$11,180	$6,978

	January 1 to June 6, 2012
	Predecessor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$106,482	$9,539	$15,411
Hospitals	53,236	5,520	8,222
Clinicians	49,277	4,206	14,347
Segment totals	208,995	19,265	37,980
Center/Other(2)	3	—	(23,390)
	$208,998	$19,265	$14,590

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
The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated and combined statements of comprehensive loss.

	Nine months ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
	2013	2012	2012
	Successor		Predecessor
Segment operating income	$50,978	$6,978	$14,590
Amortization of other identifiable intangible assets	(25,845)	(10,912)	(8,226)
Other operating expenses	(28,778)	(40,416)	(18,803)
Operating loss	(3,645)	(44,350)	(12,439)
Interest income	—	—	3
Interest expense	(54,753)	(24,446)	—
Unrealized foreign exchange loss	(472)	—	—
Loss before income taxes	$(58,870)	$(68,796)	$(12,436)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

7.     Share-based Compensation

Share-based compensation expense amounted to $371 and $0 for the three month period ended September 30, 2013 and 2012, respectively.

Share-based compensation expense amounted to $1,137, $2,519 and $0 for the nine month period ended September 30, 2013, for the period spanning January 1, 2012 to June 6, 2012 and for the period spanning April 20, 2012 to September 30, 2012, respectively.

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

Successor

In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company which shall not exceed 6.25% in the aggregate. The membership interest will vest 20% on each of the first five anniversaries of June 6, 2012, so that 100% of each awardees’ outstanding Class B Membership Interests will vest on June 6, 2017. In addition, 100% of each Class B Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement.

Each Class B Membership Interest represents the right to receive a percentage of the distribution made by Holdings LLC when such distributions are actually made and such distributions exceed specified internal rates of return thresholds. There are transfer restrictions on the Class B Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Class B Membership Interests is as follows:

	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2012	4.1	$5,714
Granted	0.6	867
Forfeited	(0.4)	(502)
Balance at September 30, 2013	4.3	$6,079
Outstanding and vested as of September 30, 2013	0.8	$1,143

The fair value at the date of grant was based upon the value of the Class B Membership Interests of Holdings LLC less a marketability discount since there is no active market to trade Class B Membership Interests. The marketability discount was determined using a geometric average rate put option model and a Black Scholes put option model using the expected term, risk-free rate, and volatility for liquidity terms. The value was determined as of the grant date based upon a number of factors, including the amount of investment made in exchange for Class B Membership Interests of Holdings LLC by Veritas Capital and certain members of management of the Company.

The Company recognized compensation expense against additional paid in capital of $371 and $1,137, net of an estimated forfeiture rate of 10%, for the three and nine month periods ended September 30, 2013, respectively, which is recorded in General and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Class B Membership Interest is expected to be recognized over the next 4.5 years is $4,116.

As of September 30, 2013, 0.8% of Class B Membership Interest has vested with the estimated fair value of $1,185.

8.	Related Party Transactions
Predecessor
Our Predecessor utilized various wholly-owned affiliates of Thomson Reuters to provide administrative services and to finance its operations. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 1-B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity,” the unaudited interim condensed consolidated and combined financial statements include an allocation of the Predecessor Parent's corporate expenses to our Predecessor, which principally consisted of personnel costs, including salaries, employee benefits and share-based compensation expenses. These costs relate to the corporate executive offices, audit fees, legal services, treasury, communications, human resources, tax services, risk management, technology support, rent and other costs incurred by the Predecessor Parent and its subsidiaries on behalf of our Predecessor. Costs were allocated to the Company based primarily on the proportional revenue. The amounts allocated to the Company for the period ended June 6, 2012, are presented in the unaudited interim condensed combined statement of comprehensive loss as follows:

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
Successor
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012 and the period from April 20, 2012 to September 30, 2012, the Company recorded an expense of $0.6 million, $1.9 million, $0.6 million, $0.8 million, respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss. As of September 30, 2013, there was no accounts payable to the Sponsor included in the accounts payable and accrued expenses account.
After the Acquisition, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the Successor's financial statements. As of September 30, 2013, we have substantially completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012 and the period from April 20, 2012 to September 30, 2012, totaled $0.6 million, $9.9 million, $5.3 million and $6.7 million, respectively, which is included in the other operating expenses in the unaudited interim condensed consolidated statements of comprehensive loss.
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provide TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we will provide these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2014. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized under this service agreement for the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012 and the period from April 20, 2012 to September 30, 2012, totaled of $0.1 million, $0.6 million, $0.2 million and $0.3 million, respectively, which is recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated and combined statement of comprehensive loss.

During the first quarter of 2013, Truven Holding Corp. received $1,950 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

9.	Income Taxes
In the Predecessor period, income tax provisions for the interim period are based on annual estimated tax rates as if the businesses were standalone entities and filed separate income tax returns.

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

Income tax benefit (expense) for the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012, the period from April 20, 2012 to September 30, 2012, and the period from January 1, 2012 to June 6, 2012 had an effective tax rate of 36.8%, 37.2%, 35.5%, 33.0%, and 38.6%, respectively, and is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

10.     Commitment and Contingencies
Leases

Operating Leases
The Company occupies certain facilities and uses operating equipment under noncancelable operating lease arrangements expiring at various dates through 2021. Future minimum lease payments under these leases are as follows:

For the period ending September 30,
2014	$10,002
2015	9,778
2016	9,054
2017	5,896
2018	4,091
Thereafter	7,923

$46,744

Rent expense was $3.1 million and $8.5 million for the three and nine months ended September 30, 2013, respectively. Rent expense was $2.6 million, $3.3 million, and $4.2 million for the three months ended September 30, 2012, for the period from April 20, 2012 to September 30, 2012 and for the period from January 1, 2012 to June 6, 2012, respectively.
Capital Leases
In March 2013, the Company entered into a computer hardware lease arrangement that is classified as a capital lease. The net book value of the computer hardware classified as capital leases included in the computer hardware and other property account in the balance sheet amounted to $1.5 million, net of accumulated depreciation of $0.3 million.

As of September 30, 2013, the future minimum lease payments under capital leases which are payable within a one year period amounted to $972. The present value of net minimum payments excluding the amount representing interest amounted to $946.
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 4.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the target then the entire prepayment amount is deemed earned by the supplier. As of September 30, 2013, the balance remaining amounted to $2 million that was paid in 2013.
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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at September 30, 2013 and December 31, 2012.

At September 30, 2013, the carrying amounts and fair values of the Senior Credit Facility, revolver and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$517,515	$—	$533,656	$—
Revolver	15,000	—	15,000	—
10.625% Senior Notes	325,360	—	361,501	—
At December 31, 2012, the carrying amounts and fair values of the Senior Credit and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$512,813	$—	$528,242	$—
10.625% Senior Notes	325,159	—	348,415	—

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

12.     Subsequent Events

In November 2013, a technology vendor verbally indicated that certain license fees relating to technology used in our business may not have been paid by us to the vendor following completion of the Acquisition. To date, the vendor has not quantified the amount of the fees that it believes may be due and we have not received other supporting information from the vendor. We are scheduled to have a further discussion with the vendor concerning this matter during the fourth quarter of the current fiscal year. While the Company could be liable to the vendor in connection with this matter, based on the preliminary nature of the communications to date, we are unable to estimate the amount of such contingent liability, if any, at this time.

There have been no other events subsequent to September 30, 2013, which would require accrual or disclosure in these unaudited interim condensed consolidated and combined financial statements.

13.     Unaudited Supplemental Guarantor Financial Information

In connection with the Acquisition, Truven issued the Notes as further described in Note 4. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior to and including the closing of the Acquisition on June 6, 2012 (the Predecessor Period) and periods from the inception of Truven Holding (April 20, 2012 onwards), and the three and nine month periods ended September 30, 2013, which was after the closing of the Acquisition (the Successor Period). Accordingly, the discussion and analysis of the Predecessor Period does not reflect the significant impact that the Acquisition had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated and combined financial statements as of September 30, 2013, and the related notes thereto included elsewhere in this quarterly report. The Successor's unaudited interim condensed consolidated financial statements for the period ended September 30, 2013 represent the consolidated financial position of Truven Holding and its subsidiaries. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors. References to “Predecessor Period” refer to all periods prior to and including the date of the closing of the Acquisition on June 6, 2012. References to “Successor Period” refer to the period beginning on April 20, 2012 to September 30, 2012 and all periods from January 1, 2013 to September 30, 2013.

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
Successor - The accompanying unaudited interim condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, unaudited interim condensed consolidated statements of comprehensive loss for the three and nine month periods ended September 30, 2013, and unaudited interim statements of equity and cash flows for the nine month period ended September 30, 2013, include the accounts of Truven Holding Corp. as of and for each respective date and period. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Business Combinations.

Predecessor - The accompanying unaudited interim condensed combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition on June 6, 2012, include the unaudited interim condensed combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).

The unaudited interim condensed combined financial statements of our Predecessor and the condensed consolidated financial statements of the Successor included in this interim report have been prepared in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). The unaudited interim condensed combined financial statements of our Predecessor have been derived from the accounting records of Thomson Reuters using historical results of operations and the historical bases of assets and liabilities, adjusted as necessary to conform to GAAP. All significant transactions between our Predecessor and other Thomson Reuters entities are included in our Predecessor's unaudited interim condensed combined financial statements. Management believes the assumptions underlying our Predecessor's unaudited interim condensed combined financial statements are reasonable. However, the condensed and combined financial statements may not necessarily reflect what our Predecessor's results of operations, financial position and cash flows would have been had it operated as a standalone company without the shared resources of Thomson Reuters for the periods presented and may not be indicative of our future results of operations, financial position and cash flows. See "Risk Factors - Risks related to our Organization and Structure" in our Form S-4/A.

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

Standalone company
Before the Acquisition, our Predecessor historically engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries relative to certain support services, including, among others, finance and accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management. Thomson Reuters allocated costs to our Predecessor for the provision of these services. These amounts are presented within “Allocation of costs from Predecessor Parent and affiliates” in our Predecessor's combined statement of comprehensive loss, except for certain data center costs that are presented in “Cost of revenues, excluding depreciation and amortization.” These amounts are not necessarily representative of the amounts that would have been reflected in the condensed combined financial statements had our Predecessor operated independently of Thomson Reuters.

Under the Transitional Services Agreement that was executed in connection with the Acquisition, the Stock Seller agreed to continue to provide certain services (including, but not limited to, data hosting, management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities) for certain pre-determined periods and at pre-determined negotiated rates, as specified therein, depending upon the specific services to be provided. During this period, we will incur duplicate costs while using services provided to us under the Transitional Services Agreement. Such fees are, in the aggregate, in line with the allocation and direct costs reflected in our Predecessor’s statement of comprehensive loss for the period ended June 6, 2012. As of September 30, 2013, we have completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf, including hosting services of certain technology infrastructure. We have incurred $22 million in transition services spending from June 7, 2012 through September 30, 2013. We have also incurred $40 million of other costs related to our transition as a standalone company from June 7, 2012 through September 30, 2013, of which $16 million relates to capital expenditures related to data center migration, separating the IT infrastructure from our Predecessor Parent. We do not expect to incur additional costs related to separation of IT infrastructure from our Predecessor or additional fees under the Transitional Services Agreement for the remainder of 2013.

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
As of September 30, 2013, the total aggregate principal amount of our indebtedness was $874.5 million, as presented in our balance sheet, net of unamortized debt issue discounts of $16.6 million. For more information regarding our external borrowings, refer to Note 4 of the unaudited condensed consolidated and combined financial statements for the period ended September 30, 2013, included elsewhere in this quarterly report. Our future results of operations, including our net financial expenses, will be significantly affected by our substantial indebtedness. The servicing of this indebtedness has had and will continue to have an impact on our cash flows and cash balance. For more information, refer to “Liquidity and Capital Resources” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Deferred Revenue
Our revenues are derived from the sale of subscription data, analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue in the three and nine month periods ended September 30, 2013, the three month period ended September 30, 2012 and the period from April 20, 2012 to September 30, 2012, by $1.0 million, $7.9 million, $22.8 million and $31.1 million, respectively. The write-off will have a future aggregate negative impact of $7.1 million with the majority reflected over the next 12 months.

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

Critical Accounting Policies
Our critical accounting policies are those that we believe are most important to the presentation of our financial position and results and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of judgment. For more information, see Note 2 to the audited financial statements for the 2012 periods included in our Form S-4/A. In certain circumstances, the preparation of our interim condensed consolidated and combined financial statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the assumptions and other considerations used to estimate amounts reflected in our Predecessor's condensed combined financial statements and Successor's condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and financial condition. We believe the policies described below are our most critical accounting policies.
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
The Company completed the impairment analysis relating to the goodwill of each reporting unit as of November 1, 2012 and concluded that there was no impairment. The resulting fair value of Payer, Hospitals and Clinicians exceeded its respective carrying value by 7%, 16% and 10%, respectively. As of September 30, 2013, there are no triggering events that would lead us to believe that the goodwill needs to be tested for impairment.
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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three month periods ended September 30, 2013 and September 30, 2012 presented:

	Three months ended September 30,	Three months ended September 30,
(Dollar in thousands)	2013	2012
	(Successor)
Net loss	$(8,343)	$(20,085)
Benefit from income tax	(4,865)	(11,054)
Net interest expense	16,661	19,431
Depreciation	5,422	2,492
Amortization of developed technology and content	8,228	6,425
Amortization of other identifiable intangible assets	8,615	8,614
EBITDA	25,718	5,823
Acquisition related and other nonrecurring charges(1)	7,637	10,173
Non-cash stock compensation expense	370	—
Deferred revenue adjustments(2)	1,007	22,786
Unrealized foreign exchange loss	19	—
Other(3)	641	530
Adjusted EBITDA	$35,392	$39,312

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

(3)	Other mainly includes recurring management fees paid to the Sponsor in 2013 and non-cash vacation accrual true-up charges in connection with the Acquisition in 2012.

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the nine month periods ended September 30, 2013 and September 30, 2012 presented:

	Nine months ended September 30,	Combined nine months ended September 30,	From inception (April 20, 2012) to September 30,	January 1, 2012 to June 6,
(Dollar in thousands)	2013	2012	2012	2012
	(Successor)		(Successor)	(Predecessor)
Net loss	$(36,968)	$(53,744)	$(46,111)	$(7,633)
Benefit from income tax	(21,902)	(27,488)	(22,685)	(4,803)
Interest income from Predecessor Parent	—	—	—	—
Net interest expense (income)	54,753	24,443	24,446	(3)
Depreciation	14,411	9,909	3,104	6,805
Amortization of developed technology and content	23,672	20,536	8,076	12,460
Amortization of other identifiable intangible assets	25,845	19,138	10,912	8,226
EBITDA	59,811	(7,206)	(22,258)	15,052
Acquisition related and other nonrecurring charges(1)	26,830	62,010	40,004	22,006
Allocation of costs from Predecessor Parent and Affiliates(2)	—	14,792	—	14,792
Estimated standalone costs(3)	—	(10,306)	—	(10,306)
Non-cash stock compensation expense	1,137	1,413	—	1,413
Deferred revenue adjustments(4)	7,907	31,111	31,111	—
Shared asset depreciation(5)	—	558	—	558
Unrealized foreign exchange loss	472	—	—	—
Other(6)	1,948	6,378	530	5,848
Adjusted EBITDA	$98,105	$98,750	$49,387	$49,363

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

(5)	Portion of allocated costs in cost of revenues that represent depreciation.

(6)	Other mainly includes recurring management fees paid to the Sponsor in 2013 and non-cash vacation accrual true-up charges in connection with the Acquisition in 2012.

Results of Operations

The following section provides a comparative discussion of our Results of Operations for the three month periods ended September 30, 2013 and September 30, 2012, the nine month period ended September 30, 2013 and the combined nine month period ended September 30, 2012, respectively, and should be read in conjunction with our unaudited condensed consolidated and combined financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of the key factors affecting our financial condition and results of operation, see the “Key Factors Influencing Our Financial Condition and Results of Operations” section herein. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

Three months ended September 30, 2013 and September 30, 2012 (Successor)

The following table summarizes our unaudited interim condensed consolidated results of operations for the periods indicated:

(Dollars in thousands)	Three months ended September 30, 2013	% of revenue	Three months ended September 30, 2012	% of revenue	Change	% change
	(Successor)		(Successor)
Revenues, net	$123,594	100%	$100,950	100%	$22,644	22%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(64,293)	(52)%	(62,254)	(62)%	(2,039)	3%
Selling and marketing, excluding depreciation and amortization(b)	(12,899)	(10)%	(12,500)	(12)%	(399)	3%
General and administrative, excluding depreciation and amortization(c)	(12,387)	(10)%	(9,708)	(10)%	(2,679)	28%
Depreciation	(5,422)	(4)%	(2,492)	(2)%	(2,930)	118%
Amortization of developed technology and content	(8,228)	(7)%	(6,425)	(6)%	(1,803)	28%
Amortization of other identifiable intangible assets(d)	(8,615)	(7)%	(8,614)	(9)%	(1)	—%
Other operating expenses(e)	(8,278)	(7)%	(10,665)	(11)%	2,387	(22)%
Total operating costs and expenses	(120,122)	(97)%	(112,658)	(112)%	(7,464)	7%
Operating income (loss)	3,472	3%	(11,708)	(12)%	15,180	(130)%
Net interest expense (f)	(16,661)	(13)%	(19,431)	(19)%	2,770	(14)%
Unrealized foreign exchange loss	(19)	—%	—	—%	(19)	NM
Loss before taxes	(13,208)	(11)%	(31,139)	(31)%	17,931	(58)%
Benefit from income taxes	4,865	4%	11,054	11%	(6,189)	(56)%
Net loss	$(8,343)	(7)%	$(20,085)	(20)%	$11,742	(58)%

(a)
Includes all personnel and other costs attributable to a revenue stream, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs relating to market data and professional service costs.

(b)	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

(c)	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

(d)	Includes amortization of definite‑lived trade names and acquired customer relationship assets.

(e)
Includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Also includes severance and retention bonuses relating to the Acquisition and Sponsor fee for Veritas Capital. See Note 5 to the condensed consolidated and combined financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid related to third party transactions.

Discussion of three months ended September 30, 2013 and 2012 (Successor)
Revenues, net
Our net revenues were $123.6 million for the three month period ended September 30, 2013 as compared to $101.0 million for the three month period ended September 30, 2012, an increase of $22.6 million or 22%. This was primarily due to the impact from the $1.0 million deferred revenue adjustment in 2013 compared to the $22.8 million deferred revenue adjustment in 2012 in connection with the Acquisition. In addition, revenue increased by $0.8 million mainly due to higher revenue in Payer segment's Employer and Health Plan and State Government Channels, partially offset by decreases in the Federal Government and Pharma channels. Revenue from the Hospitals and Clinicians segment slightly decreased due to the timing of subscription renewals. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $64.3 million for the three month period ended September 30, 2013 as compared to $62.3 million for the three month period ended September 30, 2012, an increase of $2.0 million, or 3%. This increase was primarily due to higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs as we transition to a standalone company, partially offset by a lower bonus accrual in 2013.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $12.9 million for the three month period ended September 30, 2013 as compared to $12.5 million for the three month period ended September 30, 2012, an increase of $0.4 million, or 3%, primarily due to lower distributor commission in 2012 as a result of Acquisition.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $12.4 million for the three month period ended September 30, 2013 as compared to $9.7 million for the three month period ended September 30, 2012, an increase of $2.7 million, or 28%. The increase was primarily due to an increase in facilities related expense, telecommunications costs, salaries and related costs for additional new hires as we transition to a standalone company, partially offset by a lower bonus accrual in 2013.
Depreciation and amortization
Our depreciation and amortization expense was $22.3 million for the three month period ended September 30, 2013 as compared to $17.5 million for the three month period ended September 30, 2012, an increase of $4.7 million or 27%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 related to the new data center and new information system infrastructure.
Other operating expenses
Our other operating expense was $8.3 million for the three month period ended September 30, 2013 as compared to $10.7 million for the three month period ended September 30, 2012, a decrease of $2.4 million or 22%. In 2013, other operating expenses included $4.7 million of acquisition related costs (mainly related to separating our IT infrastructure from Predecessor Parent, $1.1 million of costs related to the transitional services agreement with Thomson Reuters, and $1.5 million related to consulting and other professional fees), and $0.6 million of Sponsor fees. Other operating expenses in 2012 included $7.6 million of severance and retention bonuses, $2.4 million of acquisition related costs (including $2.0 million of costs relating to legal, finance, consulting, and professional fees and $0.4 million of disentanglement costs), and $0.6 million of Sponsor advisory fees and other costs.
Operating income (loss)
Our operating income was $3.5 million for the three month period ended September 30, 2013 as compared to an operating loss of $11.7 million for the three month period ended September 30, 2012, an increase of $15.2 million, or 130%, from 2012. The increase was primarily due to a $22.6 million increase in revenue partially offset by an increase in total operating expenses of $7.5 million as discussed above.
Net interest expense
Our net interest expense was $16.7 million for the three month period ended September 30, 2013, as compared to $19.4 million for the three month period ended September 30, 2012, a decrease of $2.8 million, or 14%. The decrease was primarily due to lower interest rates as a result of refinancing in October 2012 and April 2013 that effectively reduced the interest rate by 2.25% on the $532.3 million Term Loan Facility, partially offset by the interest on incremental borrowing on Term Loan Facility and revolving credit facility of $11.3 million and $15.0 million, respectively.

Benefit from income taxes

Our income tax benefit was $4.9 million for the three month period ended September 30, 2013 as compared to a benefit of $11.1 million for the three month period ended September 30, 2012, a decrease of $6.2 million or 56%. Income tax benefit for the three month period ended September 30, 2013 and three month period ended September 30, 2012, at an effective tax rate of 36.8%, and 35.5%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses.

Segment discussion
The following table summarizes our segment information for the three months ended September 30, 2013 and 2012:

(Dollars in thousands)	Three months ended September 30, 2013	% of revenue	Three months ended September 30, 2012	% of revenue	Change	% change
	(Successor)		(Successor)
Payer
Revenues	$65,286	100%	$57,625	100%	$7,661	13%
Segment operating income	8,824	14%	8,292	14%	532	6%
Depreciation and amortization	6,819	10%	4,415	8%	2,404	54%
Hospitals
Revenues	31,138	100%	24,642	100%	6,496	26%
Segment operating income	4,019	13%	480	2%	3,539	737%
Depreciation and amortization	3,885	12%	2,555	10%	1,330	52%
Clinicians
Revenues	27,170	100%	18,683	100%	8,487	45%
Segment operating income	7,436	27%	332	2%	7,104	2,140%
Depreciation and amortization	2,946	11%	1,947	10%	999	51%
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

Payer segment

Revenues

Our Payer segment revenue was $65.3 million for the three month period ended September 30, 2013 as compared to $57.6 million for the three month period ended September 30, 2012, an increase of $7.7 million or 13%. This was primarily due to the lower impact from the deferred revenue adjustment ($0.6 million in 2013 compared to $5.5 million in 2012) in connection with the Acquisition. Additionally the State Government and Employer and Health Plan channels contributed to the increase in revenue.

Revenue in the Employer and Health Plan customer channel increased to $33.6 million for the three month period ended September 30, 2013 compared to $30.8 million in the three month period ended September 30, 2012, or 9% and was primarily due to higher revenue from Advantage Suite solutions. Revenue in the Federal Government customer channel decreased to $8.7 million for the three month period ended September 30, 2013 from $9.4 million in the three month period ended September 30, 2012, or 7%, principally due to selling cycle delays and lower new sales. Revenue in the State Government customer channel increased to $14.0 million for the three month period ended September 30, 2013 from $8.6 million in the three month period ended September 30, 2012, or 63%, due to the lower impact from the deferred revenue adjustment and higher implementation and migration projects. Revenue in the Pharma customer channel slightly increased to $9.0 million for the three month period ended September 30, 2013 from $8.8 million in the three month period ended September 30, 2012, or 2%, mainly due to deferred revenue adjustment.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense for our Payer segment was $56.5 million for the three month period ended September 30, 2013 as compared to $49.3 million for the three month period ended September 30, 2012, an increase of $7.2 million, or 15%. The increase was primarily due to implementation and migration projects in the State Government customer channel and higher depreciation and amortization expense.
Our depreciation and amortization expense for our Payer segment was $6.8 million for the three month period ended September 30, 2013 as compared to $4.4 million for the three month period ended September 30, 2012, an increase of $2.4 million or 54%. This was primarily due to capital expenditures on computer hardware and other property, and developed technology and content that were placed in service.
Our segment operating income for our Payer segment was $8.8 million for the three month period ended September 30, 2013 as compared to $8.3 million for the three month period ended September 30, 2012, an increase of $0.5 million, or 6%. The increase is due to higher revenue as a result of the lower impact from the deferred revenue adjustment and an increase in the State Government and Employer and Health Plan channels, which more than offset the higher cost of operations, as described above.
Hospitals segment

Revenues

Our Hospitals segment revenue was $31.1 million for the three month period ended September 30, 2013, as compared to $24.6 million for the three month period ended September 30, 2012, an increase of $6.5 million, or 26%. This was primarily due to the lower impact from the deferred revenue adjustment ($0.3 million in 2013 compared to $7.7 million in 2012) in connection with the Acquisition, slightly offset by a $0.9 million decrease due to timing of subscription renewals.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $27.1 million for the three month period ended September 30, 2013 as compared to $24.2 million for the three month period ended September 30, 2012, an increase of $2.9 million, or 12%. This increase is primarily due to the increase in depreciation and amortization.
Our depreciation and amortization expense for our Hospitals segment was $3.9 million for the three month period ended September 30, 2013 as compared to $2.6 million for the three month period ended September 30, 2012, an increase of $1.3 million or 52%. This was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service.
Our segment operating income for our Hospitals segment was $4.0 million for the three month period ended September 30, 2013 as compared to $0.5 million for the three month period ended September 30, 2012, an increase of $3.5 million. This increase is due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.

Clinicians segment

Revenues

Our Clinicians segment revenue was $27.2 million for the three month period ended September 30, 2013 as compared to $18.7 million for the three month period ended September 30, 2012, an increase of $8.5 million or 45%. This was primarily due to the lower impact from the deferred revenue adjustment ($0.1 million in 2013 compared to $9.5 million in 2012) in connection with the Acquisition, slightly offset by a $0.9 million decrease due to timing of subscription renewals.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $19.7 million for the three month period ended September 30, 2013 as compared to $18.4 million for the three month period ended September 30, 2012, an increase of $1.3 million, or 7%. The increase in cost of operations is due to higher depreciation and amortization expense and additional start up costs of international branches established in 2013, partially offset by cost savings initiatives.
Our depreciation and amortization expense for our Clinicians segment was $2.9 million for the three month period ended September 30, 2013, as compared to $1.9 million for the three month period ended September 30, 2012, an increase of $1.0 million or 51%. This was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service.
Our segment operating income for our Clinicians segment was $7.4 million for the three month period ended September 30, 2013 as compared to $0.3 million for the three month period ended September 30, 2012, an increase of $7.1 million, or 2,140%. This increase is due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.

Nine month period ended September 30, 2013 and September 30, 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to September 30, 2012)
In order to present a more clear description and meaningful discussion and analysis of our performance for the nine month period ended September 30, 2013 compared to 2012 periods, our 2012 period combines the results for the period January 1, 2012 to June 6, 2012 (Predecessor) and April 20, 2012 to September 30, 2012 (Successor). This combined basis does not purport to represent what our results of operations would have been for the period from January 1, 2012 to September 30, 2012 on a Predecessor basis or a Successor basis.
The following table summarizes our unaudited interim condensed consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Nine months ended September 30, 2013	% of revenue	From inception (April 20, 2012) to September 30, 2012	January 1, 2012 to June 6, 2012	Combined Nine months ended September 30, 2012	% of revenue	Change	% change
	(Successor)		(Successor)	(Predecessor)
Revenues, net	$363,481	100%	$124,263	$208,998	$333,261	100%	$30,220	9%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(200,983)	(55)%	(77,072)	(112,050)	(189,122)	(57)%	(11,861)	6%
Selling and marketing, excluding depreciation and amortization(b)	(42,111)	(12)%	(16,249)	(25,917)	(42,166)	(13)%	55	—%
General and administrative, excluding depreciation and amortization(c)	(31,326)	(9)%	(12,784)	(27,173)	(39,957)	(12)%	8,631	(22)%
Allocation of costs from Predecessor Parent and affiliates(d)	—	—%	—	(10,003)	(10,003)	(3)%	10,003	(100)%
Depreciation	(14,411)	(4)%	(3,104)	(6,805)	(9,909)	(3)%	(4,502)	45%
Amortization of developed technology and content	(23,672)	(7)%	(8,076)	(12,460)	(20,536)	(6)%	(3,136)	15%
Amortization of other identifiable intangible assets(e)	(25,845)	(7)%	(10,912)	(8,226)	(19,138)	(6)%	(6,707)	35%
Other operating expenses(f)	(28,778)	(8)%	(40,416)	(18,803)	(59,219)	(18)%	30,441	(51)%
Total operating costs and expenses	(367,126)	(101)%	(168,613)	(221,437)	(390,050)	(117)%	22,924	(6)%
Operating loss	(3,645)	(1)%	(44,350)	(12,439)	(56,789)	(17)%	53,144	(94)%
Net interest (expense) income(g)	(54,753)	(15)%	(24,446)	3	(24,443)	(7)%	(30,310)	124%
Unrealized foreign exchange loss	(472)	—%	—	—	—	—%	(472)	NM
Loss before taxes	(58,870)	(16)%	(68,796)	(12,436)	(81,232)	(24)%	22,362	(28)%
Benefit from income taxes	21,902	6%	22,685	4,803	27,488	8%	(5,586)	(20)%
Net loss	$(36,968)	(10)%	$(46,111)	$(7,633)	$(53,744)	(16)%	$16,776	(31)%

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

(f)
Successor period includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Predecessor period includes Predecessor's disposal costs incurred as part of the Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Acquisition, and reserve for note receivable. See Note 5 to the unaudited condensed consolidated and combined financial statements included elsewhere in this quarterly report.

(g)	Interest earned or paid related to third party transactions.
Discussion of nine months ended September 30, 2013 compared to the combined nine months ended September 30, 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to September 30, 2012)
Revenues, net
Our net revenues were $363.5 million for the nine month period ended September 30, 2013 as compared to $333.3 million for the combined nine month period ended September 30, 2012, an increase of $30.2 million or 9%. This was primarily due to the lower impact of the deferred revenue adjustment, which was $7.9 million in 2013 compared to $31.1 million in 2012. In addition, revenue increased by $7.0 million mainly due to higher revenue in Payer segment's State Government channel, partially offset by a decrease in revenue in the Federal Government channel and a decrease in revenue in the Clinicians segment due to the timing of renewals. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $201.0 million for the nine month period ended September 30, 2013 as compared to $189.1 million for the combined nine month period ended September 30, 2012, an increase of $11.9 million, or 6%. This increase was primarily due to higher implementation and migration costs related to new projects, particularly several large State Government contracts. In addition, we incurred higher maintenance costs on developed technology and content, telecommunications costs and other revenue related costs as we transition to a standalone company, partially offset by a lower bonus accrual in 2013.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $42.1 million for the nine month period ended September 30, 2013 and $42.2 million for the combined nine month period ended September 30, 2012, a decrease of $0.1 million or 0%.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $31.3 million for the nine month period ended September 30, 2013 as compared to $40.0 million for the combined nine month period ended September 30, 2012, a decrease of $8.6 million, or 22%. The decrease was primarily due to $1.1 million of accelerated stock compensation expense from our Predecessor in 2012, $5.6 million of higher vacation expenses in 2012 related to the Acquisition, and lower bonus accrual in 2013.
Allocation of costs from Predecessor Parent and affiliates
The allocation of costs from Predecessor Parent and affiliates was $10.0 million for the combined nine month period ended September 30, 2012. Following the completion of the Acquisition on June 6, 2012, these cost allocations related to certain support services provided by Predecessor Parent and affiliates ceased. As a standalone company, similar costs and expenses were incurred, which are now recorded directly to cost of revenues, selling and marketing, and general and administrative expenses.
Depreciation and amortization
Our depreciation and amortization expense was $63.9 million for the nine month period ended September 30, 2013 as compared to $49.6 million for the combined nine month period ended September 30, 2012, an increase of $14.3 million or 29%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 and the overall impact of depreciation on the fair value adjustment on computer hardware and other property, and developed technology and content as a result of the Acquisition.
Other operating expenses
Our other operating expense was $28.8 million for the nine month period ended September 30, 2013 as compared to $59.2 million for the combined nine month period ended September 30, 2012, a decrease of $30.4 million or 51%. This decrease was primarily due to higher non-recurring expenses incurred related to the Acquisition in the combined nine month period ended September 30, 2012. In 2013, other operating expenses included $23.7 million of acquisition related costs consisting of expenses incurred mainly related to data migration and the separation of our IT infrastructure from Predecessor Parent and costs related to the transitional services agreement with Thomson Reuters, $3.1 million of severance and retention bonuses, and $1.9 million of Sponsor advisory fees and other costs. Other operating expenses in 2012 included $29.9 million of Acquisition related costs, $17.4 million of severance and retention bonuses ($7.7 million related to our Predecessor), $9.8 million of disposal related costs of our Predecessor and $2.1 million of Sponsor advisory fees and other costs. Acquisition related costs in 2012 mainly consisted of $12.0 million of transaction fees from Veritas, $17.5 million of direct acquisition costs consisting of legal, finance, consulting and professional fees and $0.4 million of disentanglement costs.
Operating loss
Our operating loss was $3.6 million for the nine month period ended September 30, 2013 as compared to an operating loss of $56.8 million for the combined nine month period ended September 30, 2012, an increase of $53.1 million from 2012. The increase was primarily due to $30.2 million increase in revenue and the decrease in total operating expenses of $22.9 million, as discussed above.
Net interest (expense) income
Our net interest expense was $54.8 million for the nine month period ended September 30, 2013 as compared to $24.4 million for the combined nine month period ended September 30, 2012. The increase was mainly due to nine months of interest expense in 2013 compared to approximately four months in 2012. In addition, the interest rate was lower by 2.25% as a result of refinancing of the Term Loan Facility in October 2012 and April 2013. This was partially offset by the interest on incremental borrowing on the Term Loan Facility and revolving credit facility of $11.3 million and $15.0 million, respectively. Also, included in the 2013 interest expense was $3.3 million of loss on early extinguishment as a result of the April 2013 refinancing.

Benefit from income taxes

Our income tax benefit was $21.9 million for the nine month period ended September 30, 2013 as compared to $27.5 million of income tax benefit for the combined nine month period ended September 30, 2012, a decrease of $5.6 million or 20%. Income tax benefit for the nine month period ended September 30, 2013 and combined nine month period ended September 30, 2012 at an effective tax rate of 37.2% and 33.8%, respectively, and are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses related to Acquisition.

Segment discussion
The following table summarizes our segment information for the nine months ended September 30, 2013 and the combined nine month period ended September 30, 2012:

(Dollars in thousands)	Nine months ended September 30, 2013	% of revenue	From inception (April 20, 2012) to September 30, 2012	January 1, 2012 to June 6, 2012	Combined nine months ended September 30, 2012	% of revenue	Change	% change
	(Successor)		(Successor)	(Predecessor)
Payer
Revenues	$189,904	100%	$70,864	$106,482	$177,346	100%	$12,558	7%
Segment operating income	24,366	13%	9,871	15,411	25,282	14%	(916)	(4)%
Depreciation and amortization	19,161	10%	5,536	9,539	15,075	9%	4,086	27%
Hospitals
Revenues	92,492	100%	31,187	53,236	84,423	100%	8,069	10%
Segment operating income	12,535	14%	673	8,222	8,895	11%	3,640	41%
Depreciation and amortization	11,024	12%	3,203	5,520	8,723	10%	2,301	26%
Clinicians
Revenues	81,085	100%	22,212	49,277	71,489	100%	9,596	13%
Segment operating income	22,538	28%	(330)	14,347	14,017	20%	8,521	61%
Depreciation and amortization	7,898	10%	2,441	4,206	6,647	9%	1,251	19%
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

Payer segment
Revenues
Our Payer segment revenue was $189.9 million for the nine month period ended September 30, 2013 as compared to $177.3 million for the combined nine month period ended September 30, 2012, an increase of $12.6 million or 7%. This was due primarily due to the lower impact from the deferred revenue adjustment ($2.1 million in 2013 compared to $7.2 million in 2012) in connection with the Acquisition. In addition, revenue increased in the State Government channel due to higher implementation and migration projects and revenue increased in the Pharma channel due to an increase in demand for MarketScan services.

Revenue in the Employer and Health Plan customer channel slightly declined to $96.2 million in the nine month period ended September 30, 2013 from $96.8 million for the combined nine month period ended September 30, 2012, or 1%. Revenue in the Federal Government customer channel declined to $26.0 million for the nine month period ended September 30, 2013 from $30.1 million in the combined nine month period ended September 30, 2012, or 14%, principally due to selling cycle delays, lower new sales and contract cancellations. Revenue in the State Government customer channel increased to $40.3 million for the nine month period ended September 30, 2013 from $24.4 million in the combined nine month period ended September 30, 2012, or 65%, principally due to implementation and migration revenue from recent large contracts. Revenue in the Pharma customer channel increased from $26.1 million in the combined nine month period ended September 30, 2012, to $27.3 million for the nine month period ended September 30, 2013, or 5%, principally due to strong sales of MarketScan services in the first half of 2013.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense for our Payer segment, was $165.5 million for the nine month period ended September 30, 2013 as compared to $152.1 million for the combined nine month period ended September 30, 2012, an increase of $13.4 million or 9%. The increase was primarily due to large implementation and migration contracts in the State Government customer channel and higher depreciation and amortization expense.
Our depreciation and amortization expense for our Payer segment was $19.2 million for the nine month period ended September 30, 2013 as compared to $15.1 million for the combined nine month period ended September 30, 2012, an increase of $4.1 million or 27%. This was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 and the overall impact of depreciation on the fair value adjustment on computer hardware and other property, and developed technology and content as a result of the Acquisition.
Our segment operating income for our Payer segment was $24.4 million for the nine month period ended September 30, 2013 as compared to $25.3 million for the combined nine month period ended September 30, 2012, a decrease of $0.9 million, or 4%. This decrease was primarily due to the increase in costs of operations, which was partially offset by the increase in revenue, as discussed above.
Hospitals segment
Revenues
Our Hospitals segment revenue was $92.5 million for the nine month period ended September 30, 2013 as compared to $84.4 million for the combined nine month period ended September 30, 2012, an increase of $8.1 million, or 10%. This was primarily due to the lower impact from the deferred revenue adjustment ($3.2 million in 2013 compared to $10.4 million in 2012) in connection with the Acquisition, and a $0.9 million increase mainly due to increased sales from Population Health and Clinical products.

Segment operating income

Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $80.0 million for the nine month period ended September 30, 2013 as compared to $75.5 million for the combined nine month period ended September 30, 2012, an increase of $4.5 million, or 6%. This increase in cost of operations was primarily due to higher depreciation and amortization and increase in maintenance costs on developed technology and content.
Our depreciation and amortization expense for our Hospitals segment was $11.0 million for the nine month period ended September 30, 2013 as compared to $8.7 million for the combined nine month period ended September 30, 2012, an increase of $2.3 million or 26%. This was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 and the overall impact of depreciation on the fair value adjustment on computer hardware and other property, and developed technology and content as a result of the Acquisition.
Our segment operating income for our Hospitals segment was $12.5 million for the nine month period ended September 30, 2013 as compared to $8.9 million for the combined nine month period ended September 30, 2012, an increase of $3.6 million, or 41%. This increase is due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.

Clinicians segment
Revenues
Our Clinicians segment revenue was $81.1 million for the nine month period ended September 30, 2013 as compared to $71.5 million for the combined nine month period ended September 30, 2012, an increase of $9.6 million or 13%. This was primarily due to the lower impact from the deferred revenue adjustment ($2.6 million in 2013 compared to $13.5 million in 2012) in connection with the Acquisition and a $1.3 million decrease mainly due to timing of subscription renewals.
Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $58.5 million for the nine month period ended September 30, 2013 as compared to $57.5 million for the combined nine month period ended September 30, 2012, an increase of $1.0 million. The increase was primarily due to higher depreciation and amortization and costs related to the start up costs of operations of international offices established in 2013, offset by costs savings initiatives.
Our depreciation and amortization expense for our Clinicians segment was $7.9 million for the nine month period ended September 30, 2013 as compared to $6.6 million for the combined nine month period ended September 30, 2012, an increase of $1.3 million or 19%. This was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 and the overall impact of depreciation on the fair value adjustment on computer hardware and other property, and developed technology and content as a result of the Acquisition.
Our segment operating income for our Clinicians segment was $22.5 million for the nine month period ended September 30, 2013 as compared to $14.0 million for the combined nine month period ended September 30, 2012, an increase of $8.5 million, or 61%. This increase is due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.
Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Nine months ended September 30, 2013	Combined - nine months ended September 30, 2012	From inception (April 20, 2012) to September 30, 2012	January 1, 2012 to June 6, 2012
	(Successor)		(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$1,151	$11,167	$(6,639)	$17,806
Net cash used in investing activities	(34,853)	(1,270,611)	(1,260,326)	(10,285)
Net cash provided by (used in) financing activities	17,685	1,276,084	1,283,597	(7,513)
Operating activities
Cash provided by operating activities for the nine month period ended September 30, 2013 was $1.2 million as compared to $11.2 million for the combined nine month period ended September 30, 2012, a decrease of $10.0 million. The decrease was mainly due to $38.1 million of interest expense incurred during the period related to our debt. This was partially offset by a $22.3 million increase in cash receipts from customers due to improved efforts in collection and a $5.8 million decrease in payments to various suppliers mainly due to timing of cash payments.

Investing activities
Cash used in investing activities for the nine month period ended September 30, 2013 of $34.9 million was for capital expenditures as compared to $1,270.6 million for the combined nine month period ended September 30, 2012, which mainly relates to cash used to pay the purchase price of the Acquisition in 2012 of $1,249.4 million, partially offset by an increase in capital expenditure on computer hardware and developed technology and contents of $13.6 million.

Financing activities
Cash provided by financing activities for the nine month period ended September 30, 2013 was $17.7 million. This amount consisted of a $15.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.0 million of additional capital contribution, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $4.0 million of principal repayment of the Senior Term Loan Facility, $5.8 million of premium payment to lenders for the April 2013 Refinancing and $0.8 million principal payment of capital lease obligation.
Cash provided by financing activities for the combined nine month period ended September 30, 2012 was $1,276.1 million. During 2012, cash provided by financing activities in 2012 included $464.4 million in cash from equity contributions, $842.1 million issuance of debt (Term Loan Facility and Notes) that was used to pay the purchase price of the Acquisition, which was partially offset by $1.3 million of principal payment on the Senior Term Loan Facility and $21.6 million of debt issuance costs. In addition, there was a decrease of $16.8 million in the net investment of the Predecessor Parent in our Predecessor and a $9.2 million increase in notes receivable from the Predecessor Parent. Notes receivable from the Predecessor Parent refers to certain of our Predecessor's cash transactions with the Predecessor Parent, which were subject to written loan agreements specifying repayment terms and interest payments. The term of the agreement was one year and was automatically renewed from year to year unless one of the parties notified the other in writing of termination. These loan agreements were satisfied on completion of the Acquisition.
Liquidity and Capital Resources
Pursuant to the Stock and Asset Purchase Agreement, the cash consideration paid to Thomson Reuters Corporation in connection with the Acquisition totaled $1,249.4 million (net of cash acquired). Financing for the Acquisition came from the following sources:
$464.4 million issuance of share capital from affiliates of Veritas Capital and its co-investors;
$527.6 million under the senior secured term loan facility (the “Term Loan Facility”); and
$327.2 million under the 10.625% Senior Notes Due 2020 (the “Notes”).
As a result, we have been highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements. As of September 30, 2013, our principal outstanding indebtedness was $874.5 million, consisting of $532.3 million from the Term Loan Facility, $327.2 million from the Notes and $15.0 million from the Revolving Credit Facility. For ongoing liquidity purposes, we will utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our $50 million Revolving Credit Facility. As of September 30, 2013, we had outstanding letters of credit of $0.3 million, which reduced the available line of credit to $34.7 million. Our principal uses of cash will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions and our transition to a standalone company.
The following discussion provides a description of our outstanding indebtedness as of September 30, 2013:
Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of September 30, 2013, the Company has an outstanding revolving loan of $15.0 million and outstanding letters of credit of $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $34.7 million.

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
In addition, the Senior Credit Facility requires Truven, beginning with the fiscal quarter ended June 30, 2012, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We are in compliance with all of these credit facility covenants as of September 30, 2013, and expect to be in compliance over the next twelve months.

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $532.3 million to $535.0 million (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting on June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes to the terms and conditions.
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
The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding Corp.'s business and operations. We are in compliance with these covenants as of September 30, 2013 and expect to be in compliance over the next twelve months.
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
Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we will exchange the Old Notes (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the “Exchange Notes”) (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Notes (the "Old Notes") (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum.

On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven closed its offer to exchange up to $327,150 aggregate principal amount of its 10.625% Senior Notes, Series B, due 2020 (the “Exchange Notes”), which have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), for its outstanding 10.625% Senior Notes, Series A, due 2020 (the “Old Notes”) that were originally issued on June 6, 2012, in a transaction exempt from registration under the Securities Act and state securities laws. Truven accepted for exchange all $327,150 aggregate principal amount of the Old Notes tendered. As of August 1, 2013, the interest rate on the new Exchange Notes reverted to 10.625%.

As of September 30, 2013, we had incurred and accrued additional penalty interest of $318.1 of which $197.6 had been paid.

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next year. We expect to incur approximately $8 million in capital expenditures for the remainder of 2013 (excluding acquisitions and related costs); however, actual capital expenditures may differ.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant consideration on the contract are paid upfront and most contracts are renewed during the later part of the fourth quarter. Many renewals are billed in December and January, which are normally collected in the first quarter of the following year. As such, we have historically experienced a low level of cash every third quarter of a calendar year, but that may vary depending on any new significant contracts driven by State government projects, concurrent with the start of the State government’s fiscal year.

The services we receive from Stock Seller under the Transitional Services Agreement in connection with the Acquisition have been substantially completed. Our administrative infrastructure, such as management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities have been assumed by us or by third parties on our behalf including hosting services of certain technology infrastructure. We do not expect to incur additional cash outlays related to the costs of separating our IT infrastructure from our Predecessor Parent and additional fees under the Transitional Services Agreement through 2013.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in amounts sufficient to enable us to repay our indebtedness, including the Exchange Notes, or to fund other liquidity needs. Our ability to do so depends on prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our Senior Credit Facility and the Exchange Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of September 30, 2013:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Exchange Notes(1)	$327,150	$—	$—	$—	$327,150
Other long-term obligations(2)	547,326	5,348	10,696	10,696	520,586
Interest on indebtedness(3)	383,374	59,591	118,710	117,572	87,501
Operating lease obligations(4)	93,488	10,002	18,832	9,987	54,667
Capital lease obligations(5)	972	972	—	—	—
Total contractual obligation	$1,352,310	$75,913	$148,238	$138,255	$989,904

(1)	Represents the principal amount of indebtedness on the Exchange Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility, Exchange Notes, and additional penalty interest in connection with the Registration Rights Agreement. The interest rate on the floating rate Senior Credit Facility and fixed rate Exchange Notes has been assumed to be the same as the applicable rates during the month of September 2013. The one month LIBOR rate on the Senior Credit Facility during the month of September 2013 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Exchange Notes was 10.625%.

(4) Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including $54 of interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the target then the entire prepayment amount is deemed earned by the supplier. As of September 30, 2013, the balance remaining amounted to $2 million that was prepaid in 2013.

As of September 30, 2013, other than the operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2013, we have $547.3 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of September 30, 2013 was 0.18%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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
Foreign Currency Exchange Risk
We have foreign subsidiaries in the United Kingdom and India whose functional currency is the British Pound Sterling (GBP) and Indian Rupee (INR), respectively. These subsidiaries are start-up entities and have no significant impact on our operations. We do not believe that changes in the GBP and INR relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain certain contracts and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2013 because of the material weaknesses discussed below.

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
Remediation of Material Weaknesses in Process
The Company is in the early phases of remediation efforts on the above listed material weaknesses. We are currently not yet required to comply with items (a) and (b) of Regulation S-K 308 (the SEC's rule implementing Section 404 of the Sarbanes Oxley Act of 2002) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, the Company has begun implementing the requirements of Section 404 and while undergoing this implementation, will address the process and controls surrounding the above mentioned material weaknesses. As a part of this implementation, the Company will document all significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls will be documented and tested and remediation efforts will be identified, tracked and monitored to ensure effectiveness of control design and operation. While undergoing this process, the Company will continue to assess current staffing levels and skills and supplement staffing and training as appropriate.
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

Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next 12 - 15 months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control over Financial Reporting

The obligations contemplated by the Transitional Services Agreement that was executed in connection with the Acquisition between the Company and Thomson Reuters were completed during the third quarter of 2013. Under the Transitional Services Agreement, Thomson Reuters had agreed to continue to provide certain services (including, but not limited to, data hosting, management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities) for certain pre-determined periods. Throughout the second and third quarter of 2013, the Company completed an implementation of various modules of Oracle Financials, including general ledger, accounts payable and fixed assets. As a result of this financial system implementation, various processes and controls surrounding the general ledger, accounts payables and fixed asset accounting have been migrated to Company personnel and modified to increase the efficiency and effectiveness of the internal controls over financial reporting.

Additionally, during the third quarter of 2013, the Company completed the data center migration from Thomson Reuter's Eagan, MN location to new, Company run data centers in Dallas, TX and Sterling, VA. We anticipate that we may continue to have future investments in information systems and related processes and will continue to review the impact of any future changes to our internal controls over financial reporting as these new systems and processes are implemented.

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

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three month period ended September 30, 2013, nine month period ended September 30, 2013, three month period ended September 30, 2012, period from April 20, 2012 to September 30, 2012, and period from January 1, 2012 to June 6, 2012, (iii) Unaudited Interim Condensed Consolidated and Combined Statements of Cash Flows for the nine month period ended September 30, 2013, period from April 20, 2012 to September 30, 2012 and period from January 1, 2012 to June 6, 2012 , (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2013 and (v) Notes to Interim Unaudited Condensed Consolidated and Combined Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013

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

Date: November 13, 2013

TRUVEN HOLDING CORP.
(Registrant)

By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer

By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Interim Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three month period ended September 30, 2013, nine month period ended September 30, 2013, three month period ended September 30, 2012, period from April 20, 2012 to September 30, 2012, and period from January 1, 2012 to June 6, 2012, (iii) Unaudited Interim Condensed Consolidated and Combined Statements of Cash Flows for the nine month period ended September 30, 2013, period from April 20, 2012 to September 30, 2012 and period from January 1, 2012 to June 6, 2012 , (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2013 and (v) Notes to Interim Unaudited Condensed Consolidated and Combined Financial Statements.

* Filed herewith.