Form 10-K
period 2013-12-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2014-03-31
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 333-187931

Truven Holding Corp.		Truven Health Analytics Inc.
(Exact name of registrant parent guarantor as specified in its charter)		(Exact name of registrant parent guarantor as specified in its charter)
Delaware	45-5164353	Delaware	06-1467923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 E. Eisenhower Parkway
Ann Arbor, Michigan 48108
(Address of registrants' principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (734) 913-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated Filer ☐         Non-accelerated filer ☑     smaller reporting company ☐
    (do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of Truven Holding Corporation and Truven Health Analytics Inc. common stock held by non-affiliates were each $0 as of December 31, 2013.
As of December 31, 2013, there was one outstanding share of each of the registrants.
DOCUMENTS INCORPORATED BY REFERENCE-None

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “aims,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Annual Report , any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described under the heading “Risk Factors” in Part I, Item 1A. herein and elsewhere in this Annual Report.

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term “Holdings LLC” refers to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “the Company”, “Truven Holding”, "we", "us", "our" and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC;

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

•
the term “Acquisition” refers to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with the Stock Seller and Thomson Reuters Global Resources and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

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

•
the term “Stock and Asset Purchase Agreement” refer to the Stock and Asset Purchase Agreement among VCPH Holding Corp., the Stock Seller and Thomson Reuters Global Resources, dated as of April 23, 2012, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012;

•	the term “Predecessor Period” refers to all periods prior to and including the date of the closing of the Acquisition on June 6, 2012; and

•	the term “Successor” refers to Truven Holding, on a consolidated basis with its subsidiaries;

•
the term “Successor Period” refers to all periods from inception of Truven Holding (April 20, 2012 to - December 31, 2012), which includes all periods after the closing of the Acquisition on June 6, 2012.

•	the term "Notes" refers to refers to the 10.625% Senior Notes.

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility from syndicate of banks and other financial institutions.

ii

PART I

ITEM 1 - BUSINESS

Overview

We improve the quality and decrease the cost of healthcare through better use of analytics and data. Positioned at the center of the convergence of risk and care management, Truven Health Analytics is helping the industry transform into the integrated, sustainable healthcare system that is demanded by consumers, business, and government.
Serving users across the healthcare system, including both payers and providers, our analytics solutions and services enable clients to reduce costs, manage risk, improve clinical and operational performance, and enhance the effectiveness, coordination and transparency of healthcare delivery.
We are one of the largest independent healthcare analytics solutions and services providers. Our clients consist of key constituents in the U.S. healthcare system, including federal government agencies, state government agencies, employers and health plans, hospitals, clinicians and life sciences companies. Through more than 30 years of operating history, we have advanced the science of healthcare analytics, built proprietary analytic methods, and assembled analytic content assets that consist of information from across the healthcare industry to create an extensive compilation of national healthcare utilization, performance, quality, and cost data. Our content assets include some of the most significant aggregated data assets in the industry, such as one of the largest and most representative collections of commercially insured patient data, some of the largest databases of operational benchmarks and clinical performance data for hospitals and one of the most comprehensive databases of evidence-based clinical decision support content. With these analytic capabilities and assets, we are focused on creating tangible value across our customer base for 2013:

•	We informed decision-making on the health benefits for 1 in 3 Americans

•	We served over 8,500 customers across all healthcare constituencies

•	We had clients in all 50 states and in 83 countries internationally

•	We helped manage healthcare cost, quality, and access, and prevent fraud in the Medicaid programs in 30 states, impacting more than 50% of Medicaid beneficiaries

•	Our consumer cost transparency solution reached 20 million consumers, providing critical information to make personal healthcare choices and reduce costs

•	Our population health solutions helped over 18 million individuals make provider care decisions

•	We provided solutions that help improve care quality and efficiency in more than 4,000 hospitals in the U.S. and more than 1,800 healthcare facilities internationally

•	Our database contained 3 petabytes of data, including 20 billion data records on nearly 200 million de-identified patient lives

•	We managed data from 1,000 different sources in 3,500 unique formats each year

•	We reviewed over 500,000 articles from over 10,000 journals
Our technology and data operations have been developed to harmonize disparate data streams through our rigorous and efficient data processing capacity. We continually refresh and transform this large and complex quantity of data into coherent and actionable information that enables our analytics solutions and services.
We leverage our deep industry domain expertise and integrate our analytics and content assets to deliver solutions and services that are designed to help our clients make better decisions, analyze data more effectively, and deliver healthcare more efficiently and with higher quality. The major solution platforms and services we provide for our clients include population health and cost analysis solutions, hospital performance management solutions, patient care solutions, research solutions, and payment integrity and compliance solutions. In each solution area, we augment our value proposition with highly tailored services offered either as an integral part of a recurring contract or as a separate but often repeated service engagement. Examples of our separate data driven services offerings include research activities carried out on behalf of government agencies, advisory work for hospitals in areas like bundled payments and audit, compliance and pharmacy benefit services on behalf of employers.

We provide our analytics solution and service offerings across the full spectrum of healthcare constituents. For 2013 our diversified customer base included more than 40% of Fortune 100 companies; over 125 health plans, third-party administrators (“TPAs”) and related organizations, including most of the top 10 U.S. health plans based on enrollment; 30 state agencies; managers in over 1,850 hospitals in the United States; clinicians in 3,500 U.S. hospitals; and nearly all of the top 25 life sciences companies based on revenue. We believe our solutions drive substantial value for these clients resulting in long-term relationships as evidenced by an 89% and 88% customer retention rate (defined as the proportion of the bank of business at the start of the year that is carried forward via renewals and continuing multi-year contracts) in 2013 and 2012, respectively, as well as average tenure of the top 20 clients in each customer channel of over 11 years. In 2013 and 2012, 87% and 86% of our revenues were “subscription-based” (which we define as data and analytics revenue, a significant portion of which is recurring under multi-year contracts).
Corporate history and information
Formerly the Healthcare business of Thomson Reuters, we were acquired by Veritas Capital on June 6, 2012. Since the acquisition, we have completed the transition to a fully standalone entity and have invested in technology and in the build-out of our data infrastructure in data centers wholly separate from Thomson Reuters to facilitate our strategy and customer delivery. We have focused the business to support targeted growth through investments to drive expanded strategy, positioning, and go-to-market execution.
Truven Health Analytics Inc. is a Delaware corporation. Our principal executive offices are located at 777 E. Eisenhower Parkway, Ann Arbor, Michigan 48108. Our telephone number at that address is (734) 913-3000. Our corporate website address is www.truvenhealth.com. The website and the information contained on the website do not constitute a part of this Annual Report.
Industry Opportunity
According to the Centers for Medicare and Medicaid Services (“CMS”), total U.S. health expenditures reached $2.8 trillion or 17.2% of GDP in 2012, representing a 3.7% increase over the previous year. U.S. healthcare spending has risen 2.4% points faster than GDP since 1970 and the trend shows little sign of slowing. Further, according to 2013 data from the World Health Organization, U.S. healthcare spending as a percentage of GDP in 2010, at 17.6%, far exceeded that of any other member country of the Organization for Economic Co-operation and Development. For comparison, the next highest percentage was the Netherlands at 12.1%.
CMS projects that average health spending will grow by 5.8% annually from 2012 to 2022, outpacing average annual growth in the overall economy by 1.0%. By 2022, national health spending is expected to reach 19.9% of GDP. Compounding the fundamental problem of unsustainable costs are the clinical and operational complexity, waste and payment inefficiencies within the U.S. healthcare system.
We estimate that wasteful spending accounts for $600 billion to $850 billion of annual U.S. healthcare expenditures, which represents nearly one-third of total healthcare spending in the United States. This wasteful spending includes medical errors, fraud and abuse, avoidable care and payments for services with no evidence that they contribute to better health outcomes. Constituents look to a range of programs and solutions in transparency, quality and cost management, and payment integrity to reduce waste, all of which fundamentally require aggregating and analyzing data from multiple sources. This requires ever more sophisticated analytic tools and solutions that not only interpret historical trends, but predict the impact of program changes and interventions on future cost and quality. It also requires that hospitals and clinicians provide greater transparency through quality and outcomes measurement to justify their costs while simultaneously finding more cost-effective ways to deliver evidence-based care. Finally, life sciences companies are increasingly required to demonstrate relative cost-effectiveness of new therapies in order to receive reimbursement.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act (2009) earmarked over $20 billion for the implementation of healthcare information technology by physicians and hospitals, including incentive payments and penalties to encourage doctors and hospitals to use healthcare information technology and electronically exchange patients’ health information. Under HITECH, doctors and hospitals must implement electronic medical record systems and meet certain “meaningful use” criteria, including the provision of specified data elements, in order to achieve full reimbursement. The increasing use of healthcare information technology is generating new electronic clinical data that can be shared to improve care processes and mined for greater insights into effective patient care patterns. At the same time, CMS has continued implementation of hospital value-based purchasing requirements in the fiscal year 2014, which assess hospital performance based on the achievement of a distinct set of quality and patient satisfaction measurement data, tying reimbursement to actual performance. Our analytic tools are being used to measure clinical outcomes and quality of care, which is at the core of the effort to improve care effectiveness and, ultimately, to decrease healthcare costs.
Mandated by the Patient Protection and Affordable Care Act (2010), in an effort to provide higher quality care at lower costs, healthcare delivery is expected to be focused increasingly on pay-for-performance models as opposed to the historical fee-for-service model. As part of these new payment models, providers need new tools to measure and track patient populations and deliver the highest quality care at the lowest cost. In addition, there has been, and continues to be, a shift of healthcare cost responsibility to the consumer. Individuals are being required to take on increased financial responsibility for their healthcare as well as for the overall management of their health. High deductible health plans and health savings accounts, which shift a significant burden of cost to patients, are increasing as an offering by employers, and consumers are increasingly being drawn in to these plans. As a result, consumers desire information such as how much hospital procedures or visits to doctors’ offices will cost. As these new payment models take hold, we believe that government, health plans and employers need new tools, such as those offered by Truven, to measure care effectiveness, arm consumers with data regarding the cost and quality of care, and to design proactive benefits programs to encourage health and wellness.
These industry dynamics, underscored by increasing demand for value received from the U.S. healthcare system, are creating powerful drivers for change and are resulting in new models for healthcare delivery, payment and provider reimbursement. Addressing these cost challenges and industry changes has resulted in accelerated demand for sophisticated analytic tools and methodologies, applied across clinical, administrative, and claims data, that enable constituents to measure and manage the value of the healthcare services that they are purchasing and delivering.
Business Strategy
Focusing intently on the nation’s healthcare priorities, we provide clients a global healthcare perspective, leveraging insights across domains to deliver comprehensive, coordinated, independent and holistic solutions to more than 8,500 customers across healthcare constituencies. We integrate the expertise of over 500 data science, clinical, and healthcare management experts with our proprietary analytic capabilities and data assets to enable predictive and real-time analytics, utilizing multiple data sources and integrating directly into user workflows. Our independence and dedication to healthcare analytics are key differentiators as many of our clients rely on our objectivity and credibility to make important strategic, financial, clinical and operational decisions. We believe that we are focused to:

•
Deliver exceptional, tangible value to our customers. We believe that our unique combination of healthcare domain expertise, analytic solutions, advisory services, and leading content assets creates significant value for our clients and their constituents. Through our deep analytic capabilities and methodologies, we are able to help ensure our clients measurably reduce costs, manage risk, improve clinical and operational performance, and enhance the effectiveness, coordination and transparency of healthcare delivery throughout the healthcare continuum. Our advisory services, consulting, and custom research leverage our content assets and expertise to help clients to meaningfully affect change in their organizations, such as reducing the cost of healthcare benefits for employers, increasing engagement of consumers, increasing operating efficiency for providers, and improving quality, access, and integrity in government healthcare programs. We believe the value provided through our analytics and data services helps drive long term client relationships and our reputation as a trusted and authoritative source of analytics solutions and services.

•
Deploy our analytics capabilities to improve healthcare. We embed our advanced analytic and predictive methodologies in solutions and services that enable customers to manage and improve the performance of their healthcare services and programs. Long-standing challenges in understanding healthcare cost and quality are intensified by the current reform environment, in which the degree of change and variation has increased dramatically. Sophisticated analytics that adjust for factors such as severity of illness, demographics, and facility characteristics are necessary in order to draw conclusions about the quality and effect of care. As an example, comparisons of outcomes for quality and resource use among physicians cannot be based on raw mortality outcomes because the mix of patients is different. Our analytics enable comparison over time within and across healthcare organizations, leveling the playing field for our customers and helping them identify trends and target areas for performance improvement. We continuously upgrade our analytic capabilities to better ensure that we can deploy the best analytic methods to the healthcare quality, business, and policy questions of today and tomorrow.

•
Develop highly predictive models using our large analytic data assets. We develop and maintain a robust library of analytic methods that are leveraged in our analytic solutions and services. Our analytic methods include classifications, groupers, measures, projections, predictive models and other statistical and big data techniques. We believe that our analytic methods are more effective than others because they are built, calibrated, and verified using our large healthcare databases. The data assets on which we build our models include the nation’s largest proprietary collection of commercially insured patient data available for research and one of the largest all-payer inpatient databases which contains more than half of all inpatient hospital discharges in the United States and is projected to represent all short-term, general, nonfederal hospitals, and most specialty hospitals.

•
Leverage our customer scale to maintain market-leading analytic databases. As a trusted source of high quality healthcare data and analytics, we are able to acquire data from across market constituencies and have developed databases that we believe would be difficult to replicate in size or breadth. The highly fragmented nature of the healthcare system and divergent interests of key constituents represent a barrier to the aggregation of data. Our databases contain over 3 petabytes of online storage data and include data sourced across our base of more than 8,500 customers. We have a proven and scaled capability to integrate data from disparate sources across care settings (e.g., plan, care management, inpatient, outpatient, lab and pharmacy). We believe that we are able to provide more comprehensive and meaningful assessments and comparisons of care risks, costs and outcomes than competitors that are limited to data sourced from only one domain. With the extension of these capabilities to incorporate the growing sources of clinical data through HIEs, EMRs, and clinical integration, even deeper insights and more targeted solutions will be possible.

•
Expand wallet share across our valuable customer base. Truven has successfully built a large and loyal customer base as represented by the over 11 year average tenure of the top 20 clients in each of our customer segments/channels. We believe our long key client relationships not only prove the value we provide to our clients, but also create a basis to expand and grow our client relationships over time. With many of our customers, what begins with the successful implementation of a core solution leads to an expansion of the relationships through additional modules, aggregation of additional data streams, consulting services, and new solution sales. Of equal importance, our clients continually add data to our database, which in turn, makes our data assets even more valuable to existing and potential customers. We believe this self-reinforcing aspect of our client relationships provides a significant and sustainable competitive advantage against competitors who lack a comparable database.

•
Capitalize on our position across markets. As a trusted source of high quality healthcare analytics, Truven operates and integrates data across all key constituents, reaching a scale that we believe positions us as an authoritative, independent standard in the industry. We believe our solid position across the various healthcare constituents and stakeholders enables us to be well-positioned for changing industry dynamics, as the market demands more tools for measurement and shifts towards requiring a greater degree of cooperation between providers and payers due to increased sharing of risk. Some specific examples of this healthcare market synergy include our population health solutions, expansion of our payment integrity offerings from health plans and government markets into the employer market, and penetrating large hospital systems and government clients with employer solutions.

•
Integrate our domain expertise across data science, technology, and healthcare management and practice. We employ clinicians, epidemiologists, statisticians, and technologists with domain expertise in healthcare who develop analytics, algorithms, tools, and methodologies that inform and shape our solutions and services. Through these activities, our domain knowledge is embedded and scaled in our analytics solutions and services. Our extensive and diverse group of healthcare experts includes: a Chief Medical Officer team adding clinical insight to solution development and client interactions; over 200 researchers and thought leaders (made up of clinicians, epidemiologists, statisticians, and other healthcare administration and policy experts); over 450 product managers, software engineers, and user design professionals; over 200 technologists expert in a broad spectrum of disciplines; over 300 analytic consulting and client services resources; and over 80 physicians, clinicians, clinical pharmacists, nurses, and other allied health and editorial professionals. In addition to providing analytic services, our healthcare experts develop methods, algorithms, and strategies that continuously enhance our analytics solutions and services. Our experts serve as thought leaders, analyzing the major issues impacting the industry and engaging with clients directly to address their most pressing needs and latest challenges.

•
Deliver large scale solutions using advanced cloud technologies. We provide end-to-end data acquisition, warehousing and end user solutions in a HIPAA-compliant, secure, private cloud infrastructure. Our infrastructure leverages virtualization (cloud) technologies and an engineered systems approach for scale, efficiency, and security. Utilizing what we believe are our state of the art data center facilities, we host, architect, implement and maintain sophisticated solutions for our clients. In addition, common configuration and customization needs such as report design are met through our self-service, SaaS product suite. We continuously evaluate and incorporate leading technologies into our platforms. For example, we used an open source Apache™ Hadoop® framework to integrate clinical and claims data. Furthermore, we are interoperable with all major clinical health information systems and health information exchanges.

•
Extend our analytic and data management capabilities to meet evolving market needs. In addition to continuously enhancing our analytics solutions and services, we apply our expertise to meet specific analytics or data management requirements of our clients. As a result of our significant experience in creating, updating, and managing healthcare databases to support our solutions, we are directly engaged in defining, implementing and operating data warehouses for many of our key clients. We also apply our analytic tools and methods directly to our client’s data to drive client analysis and decision making, both within data warehouses we have built for them as well as for pre-existing client data marts.

•
Continuously invest in and evaluate market expansion opportunities. Even with our strong position across the segments we serve, we are constantly investing in features and functionally to improve existing solutions and services and enhance opportunities to expand into new markets. We have several third party relationships today that have created new market opportunities and we intend to continue to evaluate future relationships and candidates for acquisition that open new adjacent markets or add important capabilities.

•
Expand globally through existing international infrastructure. We have developed an extensive global platform for the sale and distribution of our solutions and services internationally. Leveraging our distributor network, international office locations, and direct sales teams located throughout the world, we seek to increase the sale of our existing analytic solutions and services that meet the needs of our geographically dispersed clients. We believe that our substantial global selling platform enables us to effectively cross-sell to the expanded market opportunity provided by our global footprint.

Our Solutions and Services

We develop and maintain healthcare analytics solutions and services that address critical market needs. Our healthcare analytics capabilities and analytic data and content assets are applied throughout all of our solutions and services and provide a foundation for future solutions and services as well. Analytics solutions are purchased both independently and in conjunction with analytics services.
Analytic Solution Areas

•
Population health and cost analysis solutions: Solutions that help our clients integrate and analyze healthcare data relating to utilization, patient characteristics and costs associated with a population receiving healthcare services. Analytic methods are integrated with clinical and claims data and tools to enable care management, improved benefit design, health benefits management, performance improvement, treatment cost transparency, and personalized consumer engagement.

•
Hospital performance management solutions: Solutions that help care delivery organizations track, measure, and improve performance across the core functions of the hospital, including operational, financial, marketing and planning, and clinical and quality domains.

•
Payment integrity and compliance solutions: Payment integrity solutions support clients, including both Medicare and Medicaid as well as health plans and employers, to fight fraud, waste and abuse by way of powerful applications, advanced analytic methods, an extensive algorithm library and a deeply experienced team that specializes in fraud analytics.

•
Patient care solutions: Clinical and intelligent evidence solutions help clients combine real-time patient data with reference information to provide point of care decision support. These solutions include the leading evidence-based reference information for drug, disease, toxicology, patient education and neonatology.

•
Research solutions: Market analysis, claims management and research solutions provide a broad, up-to-date picture of treatment patterns and costs by tracking detailed information about various aspects of care for patients as they travel through the U.S. healthcare system. Our commercial claims database contains 20 billion data records on nearly 200 million covered lives.

Analytic Services

•
Analytic Consulting and Research Services: We provide cross-industry expertise in evolving trends, including comparative effectiveness, quality and cost of care, health information technology advances, clinical decision support, and prevention and wellness. Government and private organizations rely on our experts and databases to provide practical, timely solutions to improve healthcare access, enhance quality, and reduce costs.

•
Strategic Consulting: Experts in each of our market segments deliver custom consulting services leveraging advanced analytics in the areas such as cost containment, budgeting, managing population health, plan and provider profiling, program integrity, and quality improvement.

•
Data Warehousing / Data Management: We partner with clients to support their data warehousing and data management needs, freeing up their resources to focus on other opportunities and mission-critical issues. We leverage our relationships with thousands of data suppliers, as well as the proven experience and in-depth knowledge of our on-staff experts, to apply our analytics and achieve information management goals.

Our Clients
For over 30 years, we have provided high quality healthcare data and analytics solutions across the healthcare spectrum. Over that time, we have successfully built a leading position and have reached a scale that we believe is noteworthy in the industry, covering a significant portion of key constituents in the U.S. healthcare market. At the end of 2013 our clients included:

•	Over 40% of Fortune 100 and 25% of Fortune 500 companies

•	Over 125 health plans

•	Over 4,000 hospitals in the U.S. and more than 1,800 healthcare facilities internationally

•	Medicaid agencies in 30 states covering over 50% of Medicaid beneficiaries

•	A diverse set Federal Government agencies (CMS, AHRQ, the VA, etc.)

•	Nearly all of the top 25 life sciences companies

Our revenue is well distributed among a large, diversified and loyal customer base of blue-chip customers. The average tenure of the top 20 clients in each of our customer channels is over 11 years.

Our Segments
We currently operate and manage our business under three segments - Payer, Hospitals, and Clinicians. Each segment offers analytics solutions and services to customers or groups of similar customers that are subject to different pricing, process and marketing strategies. In January 2014, management announced that the Company's segment structure will undergo changes in 2014 with the objective of focusing on more effective business and market facing opportunities and to simplify the business decision-making process. See “Management's discussion and Analysis of Financial Condition and Results of Operations-Recent Developments." In 2013, the Company’s business segments primarily operate in the United States.
Payer
The Payer segment provides information and solutions to customers such as employers/ health plans, life sciences companies, federal government and state government, to improve the cost and quality of healthcare. These analytic solutions and services focus on care and risk management, which enhance benefit design, medical cost trend management, disease management, population health, consumer engagement, network design and quality management processes in healthcare payer and purchasing organizations.
The continued projected increases in national healthcare expenditures, the availability and use of more expensive medical technology, new pharmaceuticals and biologic therapies, and the projected increases in an aging population have fueled payers’ focus on containing healthcare costs.
We leverage our analytic methods and tools, along with our content assets, across the healthcare industry to address the needs of payers managing their healthcare costs.
Our Payer clients primarily utilize a combination of our Population health and cost analysis solutions, Payment integrity and compliance solutions, Patient care solutions, Research solutions, Analytics Consulting and Research Services, Strategic Consulting Services, and Data Warehousing Services.

Hospitals
The Hospitals segment provides analytics solutions and services to healthcare providers. These solutions benchmark customer data and evaluate the customer’s performance against peer organizations. Typical benchmarks include costs, operational efficiencies, clinical performance and re-admissions. This segment also delivers our population health suite of solutions for improving care and effective decision making across hospitals, Accountable Care Organizations (ACOs), health plans, and regional health information exchanges.
Our hospital performance management analytics solutions and services address the needs of care delivery organizations to track, measure, and improve performance across the operational/financial, marketing and planning and clinical/quality domains. We currently serve managers in over 1,850 hospitals in the United States in this segment. Our analytic solutions help our clients compare costs and performance relative to other hospitals, project market demand for physicians and services and help hospitals grow through targeted marketing.
“Meaningful use” standards require that performance metrics are tracked and measured, leading to an increased need for the analytics we offer. Pay-for-performance initiatives and value based purchasing requirements, which assess hospital performance based on the achievement of a distinct set of quality and patient satisfaction measurement data, are driving increased demand for solutions to help hospitals measure and manage their performance.
Our Hospital clients primarily utilize a combination of our Hospital performance management solutions, Population heath and cost analysis solutions, Analytics Consulting and Research Services and Strategic Consulting Services.

Clinicians

The Clinicians segment delivers high value content, analytic solutions and sophisticated decision support tools primarily to hospitals and health systems for use by nurses, physicians and pharmacists. These solutions and tools are aimed at improving patient care, reducing medication errors and enhancing disease and condition management.
Our patient management offerings address the needs of the clinical environment and provide hospitals and other care delivery organizations with analytic based, highly reliable, trusted, evidence based clinical reference tools. As of December 31, 2013 we serve clinicians in over 3,500 U.S. hospitals and over 1,800 facilities in 80 other countries in this segment. Our solutions provide clinicians with evidence based tools before administering drugs to patients as well as act as a guide to physicians when addressing unique diseases.
Our Clinician clients primarily utilize our Patient care solutions and/or Population health and cost analysis solutions.
For additional financial information regarding our segments, see Note 17 to our audited financial statements, included elsewhere in this Annual Report.
Our Competition
Competition in the healthcare data and analytics solutions and services sector is largely based on analytical capabilities and healthcare industry expertise, the size and quality of the underlying datasets and benchmarks, ease of use, and customer service. The sector includes a wide variety of competitors, including many large competitors that compete across segments and small companies with a specific segment or solution area focus.
We believe that many of our customers value our independence and prefer to have access to more robust benchmarks based on data sourced across a diversity of health plans, employers and Medicaid programs. As the growth in healthcare spending and changes in government regulation draw increasing attention to healthcare analytics and data, other competitors, such as consultants, technology companies and start-ups, are also increasingly participating in the sector.
Payer Competition
Across the Payer segment, we compete against firms with broad offerings across the payer channels such as OptumInsight (United Health Group), Verisk, HDMS (Aetna), General Dynamics. McKesson, Evidera, and IMS, as well as smaller, narrowly focused solution providers with emphasis on a specific type of payer or solution such as Castlight, Benefitfocus, and RTI. In some channels we often both compete with and partner with the same set of competitors and in other channels some market competitors will license our core content or outsource work to us directly. We see this wide range of competitive diversity and competition across all of our payer channels: Employer, Health Plan, State/Federal Government, and Life Sciences.
Hospitals Competition
Notable solution providers in the provider market include The Advisory Board Company, Premier, Inc. and other focused customer channel participants. Premier offers similar solutions in the operational and clinical customer channels. The Advisory Board is a consulting and research firm focused on the hospital market. Hospital customer segment participants also include other specialized and focused businesses such as Quantros, Sg2, and CPM HealthGrades.
Clinicians Competition
The Clinicians customer solutions are typically categorized within the Clinical Decision Support industry, which encompasses a wide variety of electronic and print referential content offerings utilized by physicians, nurses, and pharmacists. Competitors in this segment, including Elsevier, Wolters Kluwer and Hearst (Zynx Health), offer numerous separate and discrete products.
Research and Development
Product research and development (R&D) across our segments have been focused on a number of interrelated areas to expand our analytics market position, address emerging industry needs, and to provide additional flexibility and usability. Specific examples of recent and ongoing development include:

•	new predictive analytic methods to measure risk and apply results to real-time decision making;

•	improving data management processes and increasing the integration into patient and provider workflows;

•	improving reporting, including a new interface and dashboard/reporting engine;

•	new advanced search and user interface that enables users to better leverage and access evidence data, as well as mobile applications for point-of-care; and,

•	investments in the collection of additional data types related to certain health reform provisions.

R&D costs are expensed as incurred. The R&D costs expensed were $1.7 million for the Successor Period ended December 31, 2013, $0.5 million for the Successor Period from April 20, 2012 to December 31, 2012, $1.6 million for the Predecessor Period from January 1, 2012 to June 6, 2012, and $6.6 million for the year ended December 31, 2011.
Our Employees
As of December 31, 2013, we had approximately 2,300 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.
Regulation and legislation
Introduction
The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. The Patient Protection and Affordable Care Act (“PPACA”) is changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and substantial insurance market reforms. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA provides additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt standards for electronic transactions, in addition to those required under HIPAA, and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.
While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, affects the businesses of our customers. PPACA’s complexity, lack of implementing regulations or interpretive guidance, former court challenges and political debate makes it difficult to predict the ways in which PPACA would impact us or the business of our customers.
In addition to PPACA, the healthcare industry is faced with other challenges. HITECH offers incentives for certain healthcare providers to adopt “meaningful use” health information technology and provides penalties in later years if they are unable to do so. The October 1, 2014 mandated adoption of a new medical classification system, also known as ICD-10 is impacting both payers and providers. The healthcare industry is also required to comply with extensive and complex laws and regulations at the federal and state levels.
Although many regulatory and governmental requirements do not directly apply to our operations, our customers are required to comply with a variety of laws and we may be impacted by these laws as a result of our contractual obligations. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or adversely impacted by enforcement initiatives. See “Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.”
Requirements regarding the confidentiality, privacy and security of personal information
HIPAA Privacy Standards and Security Standards. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA") Privacy Standards and Security Standards apply directly to us when we are functioning as a Business Associate of our Covered Entity customers. As a result stricter limitations have been placed on certain types of uses and disclosures. The Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. The Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. See

“Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.”
Data breaches. In recent years, there have been a number of well publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states, as well as the federal government through HIPAA, have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents. See “Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.”
Other requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information.
False claims laws and other fraud, waste and abuse restrictions
We provide solutions to health plan sponsors and other customers that relate to the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. Further, providers may not contract with individuals or entities excluded from participation in any federal healthcare program. Like the federal Anti-Kickback Statute, these provisions are very broad. See “Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.”
Our intellectual property
We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used across our segments and customer channels. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to, and distribution of, our technology, documentation and other proprietary information.
We use numerous trademarks, trade names and service marks for our solutions across our segments and customer channels. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licensed intellectual property, these third party technologies may not continue to be available to us on commercially reasonable terms or at all.
We also have several patents and patent applications covering solutions we provide, including software applications. Due to the nature of our applications, we believe that patent protection is a less significant factor than our ability to further develop, enhance and modify our current solutions in order to remain competitive.
The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.
 As required by the terms of the Stock and Asset Purchase Agreement, we ceased the use of the Thomson Reuters name and transitioned to a new name when TRHI changed its name to Truven Health Analytics Inc. after the closing of the

Acquisition. The adoption of a new brand name may result in market confusion despite our efforts to inform our current and prospective customers of our name and ownership change. In addition, we continue to invest significant resources in our rebranding efforts and there can be no assurance that the new brand will be successful or that our rebranding strategy will timely gain market awareness or acceptance.

ITEM 1A - RISK FACTORS
You should carefully consider the risks described below and all of the information contained in this Annual Report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed or implied in these forward-looking statements. See “Forward-Looking Statements” in this Annual Report.
Risks related to our business
We are highly dependent on customers and, in many cases, their insurance carriers, as well as third-party vendors, to supply us with data necessary for the delivery of our solutions and services and any deterioration in our key sources of data would adversely affect our business.
Our solutions and services incorporate data that we obtain from our customers and, with respect to our employer customers, the insurance carriers that service them, as well as data that we purchase from third-party vendors. These data suppliers provide us with a majority of the data that we use for our products and services. Some of our customers have expressed concern about the commercial uses of the data that they contribute to us and insurance carriers are concerned that certain data they supply could be used in ways that disadvantage them. Health insurance carriers generally view certain health plan data as proprietary information and are increasingly asserting control over how the data may be used and to whom it may be provided, even if authorized by the health plan sponsor. The imposition of restrictions or limitations on our use of or access to customer and health plan data could adversely affect our solutions and service offerings, including product functionality, our ability to provide data and corresponding products and services to commercial customers, our ability to develop new product and service offerings and our reputation and brand equity resulting from diminished data access. In addition, we may be unable to find alternative, up to date data sources from third-party vendors on commercially reasonable terms or at all. Third party vendors of data may increase restrictions on our use of data, increase pricing to purchase or license data or refuse altogether to provide us with data. Any significant impairment to the access to data that we currently enjoy, due to increased pricing, the imposition of restrictions and limitations that we consider onerous or the withdrawal of the provision of data to us from key sources, could have a material adverse impact on our business, results of operations or financial condition.
We receive, process, store, use and transmit individually identifiable health information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to privacy and security, and any actual or perceived failure to comply with such obligations could harm our business.
We receive, process, store, use and transmit individually identifiable health information and other sensitive data. There are numerous federal and state laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of individually identifiable health information and other personal information, the scope of which is changing and subject to differing interpretations. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent feasible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or third parties or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of individually identifiable health information or other sensitive data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot provide assurances with regard to how governmental regulation and other legal obligations related to privacy and security will be interpreted, enforced or applied to our operations.

If our security measures are breached, or if the systems our customers use to gain access to our solutions are compromised, we could lose sales and customers.

Our business involves the storage, use and transmission of individually identifiable health information and other highly confidential data. Therefore, the security features of our offerings are extremely important.  A security breach or failure could result from a variety of circumstances and events, including third-party actions such as computer hacker attacks or phishing, employee malfeasance or error, computer viruses and malware, software bugs or other technical malfunctions, power outages, hardware or telecommunications failures, and catastrophic events. If our security measures are breached or fail, or if the computer systems of us, our customers, or our third party providers are compromised, unauthorized data access may occur. Any of these circumstances could lead to interruptions, delays or shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Security breaches or compromises of computer systems or security measures may be difficult to prevent, detect and resolve.. Because the techniques used to obtain unauthorized access, disable service or sabotage systems change frequently, may originate from less regulated and remote areas around the world and generally are not recognized until launched against us, we may be unable to proactively address these techniques or to implement adequate preventative measures.

We outsource to third parties certain important aspects of the storage and transmission of the information provided to us by our customers and other sources.  These outsourced functions include services such as co-location data centers, software development, software engineering, database consulting, system administration, network security and firewall services. We attempt to address the associated risks by requiring our subcontractors with data access to sign agreements, including Business Associate agreements where necessary, obligating them to take security measures to protect such data.  In addition, certain of our third party subcontractors are subject to security audits.  However, we cannot assure you that these contractual measures and other safeguards will provide adequate protection against the risks associated with the storage and transmission of the data in our care.

In the event of a security breach or compromise that results in performance or availability problems with respect to our solutions, data assets or services, or the loss or unauthorized disclosure of individually identifiable health or other confidential information, our reputation could be severely damaged and the costs to our business could increase substantially. Our existing customers may lose trust and confidence in us and our solutions and services, causing them to decrease or stop the use of our solutions and services. We may experience difficulty in attracting new customers. We could be subject to lawsuits, government enforcement action and other claims that could result in third party liability, penalties, and fines, and we could be required to expend significant resources to remediate the damage and protect against future security breaches. These consequences could diminish our competitive position and have a material adverse effect on our business, results of operations and financial condition.

Failure of our customers to obtain proper permissions or provide us with accurate data may result in claims against us or may limit or prevent our use of data, which could harm our business.
We require our customers to obtain necessary permissions for the use and disclosure of the information that we receive. If they fail to obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy or other laws. Also, we rely on our customers to provide us with accurate and uncorrect data. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Accordingly, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid permissions or due to data inaccuracy. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.
Certain of our activities present the potential for identity theft or similar illegal behavior by our employees or contractors with respect to third parties.
Our services involve the use and disclosure of personal information that in some cases could be used to impersonate third parties or otherwise improperly gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.

Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.
The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws, including HIPAA, are complex and their application to specific services and relationships may not be clear. We may also be impacted by non-healthcare laws as a result of some of our solution platforms.
Given the evolving legal and regulatory environment, we are unable to predict what changes to laws or regulations might be made or how those changes could affect our business or costs of compliance. We have attempted to structure our operations to comply with legal requirements directly applicable to us and to our customers, but there can be no assurance that our operations will not be challenged or adversely impacted by enforcement initiatives. Any determination by a court or agency that our solutions violate, or cause our customers to violate, applicable laws or regulations could subject us or our customers to civil or criminal penalties. Such a determination could also require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws or regulations could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers. Laws and regulations impacting our operations include the following:
HIPAA and other privacy and security requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA established national privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws and extends criminal penalties to private healthcare benefit programs.
Many of our customers are directly subject to the so called HIPAA Privacy Standards, and HIPAA Security Standards. As such, they are required to enter into written agreements with us, known as Business Associate agreements, which obligate us to safeguard individually identifiable health information and restrict how we may use and disclose that information. HITECH addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of HIPAA, which directly affects our business and increases penalties for noncompliance. Prior to HITECH, the HIPAA Privacy Standards and Security Standards applied to us indirectly as a result of our contractual obligation to our customers. Effective February 2010, the American Recovery and Reinvestment Act of 2009 (“ARRA”) extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our customers that are “Covered Entities” under HIPAA. ARRA required the Department of Health and Human Services (“HHS”) to issue regulations implementing HITECH. The Final Rule aligning the HIPAA Privacy Standards, Security Standards and enforcement rules with HITECH’s statutory changes was released at the end of January 2013. Along with changes in breach notification standards, which are expected to lead to a higher proportion of data security incident being classified as reportable breaches, the rule extends Business Associate status to subcontractors of Business Associates, making us a Business Associate in some contexts where we previously had only contractual liability.
If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, HIPAA includes civil and criminal penalties for Covered

Entities and Business Associates that violate the Privacy Standards or the Security Standards. ARRA significantly increased the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.
We have implemented and maintain policies and processes to assist us in complying with the Privacy Standards, the Security Standards and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.
Data breach laws. In recent years, there have been a number of well publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states, as well as the federal government through HIPAA, have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. HIPAA Covered Entities must report breaches of unsecured individually identifiable health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured individually identifiable health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the Federal Trade Commission has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents. However, data breaches could subject us to certain liabilities and could result in a loss of business, exposure to adverse publicity and injury to our reputation, any of which could adversely affect our ability to retain and attract customers.
Other requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the Privacy Standards and may be subject to interpretation by various courts and other governmental authorities. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.
False or fraudulent claim laws. There are numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered and improper coding and billing for medically unnecessary items or services. The False Claims Act (“FCA”) and some state false claims laws contain whistleblower provisions that allow private individuals to bring qui tam actions, which are actions on behalf of the government alleging that the defendant has defrauded the government. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti-Kickback Statute prohibiting any person from knowingly and willfully soliciting, receiving or paying any remuneration to induce another person to refer, recommend or arrange the purchase, lease or order of goods or services that are in any way paid for by a federal healthcare program such as Medicare or Medicaid, have been found to violate the FCA. We rely on our customers to provide us with accurate and complete information. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers.
Anti-Kickback and Anti-Bribery Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Statute.” The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. While unlikely, any determination by a state or federal regulatory agency that any of our activities or those of our customers or vendors violate any of these laws could subject us to civil or criminal penalties or could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to customers who are or do business with government programs, any one of which could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
Customer contracts with governmental agencies, or which are funded by government programs, impose strict compliance burdens on us, may give rise to conflicts with some of our other important businesses and are subject to termination and delays in funding.
A significant portion of our revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts with these customers may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•
termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, and the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•
compliance and reporting requirements related to, among other things, agency specific policies and regulations, cost principles and accounting systems, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights;

•
specialized remedies for breach and default, including set off rights, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies; and

•
potential delays or terminations of, or failures to renew, existing U.S. government contracts and subcontracts, as well as the potential delay or reduction in the rate of creation of new contracts, as a result of budget cuts relating to the Budget Control Act of 2011 and the related automatic sequestration process that followed.

In addition, certain violations of federal and state law may subject us to having our contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts. We are also subject to organizational conflict of interest rules that may affect our eligibility for some government contracts, including rules applicable to all U.S. government contracts, as well as rules applicable to the specific agencies with which we have contracts or with which we may seek to enter into contracts. For example, there has been an increasing focus on payment integrity issues with respect to government programs, and solutions and services that we provide to hospitals may constitute an organizational conflict of interest under our payment integrity contracts. If an organizational conflict of interest cannot be mitigated, then we may be disqualified from certain government contracts.
Inaccuracies in the solutions and services that we deliver to our customers could have an adverse effect on our reputation and business and expose us to liability.
The information solutions and services that we deliver to our customers are becoming increasingly sophisticated. Errors in these solutions and services could cause serious problems for our customers. Some of these risks are heightened as we seek to expand our solutions and service offerings, including various patient safety solutions utilized by clinicians. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, a loan or advancement of funds or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.
Failures, delays, or interruptions in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.
Our success depends on the efficient and uninterrupted operation of our computer and communications systems and other aspects of our information technology infrastructure. We must meet our customers’ service level expectations and our contractual obligations with respect to the delivery of our information products and services. Failure to do so could subject us to liability, as well as cause us to lose customers. In addition, because of the large amount of data we collect and manage, it is possible that hardware failures and errors in our systems would result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If problems like these occur, our customers may seek full or partial refunds or credits from us or may seek to terminate their agreements with us, withhold payments due to us, or initiate litigation or other dispute resolution procedures. Also, our business could be harmed if our customers and potential customers believe our service is unreliable.

We depend on data centers that are not owned or operated by us. While we control and have access to our servers and the components of our network that are located in our external data centers, we do not own or control the operation of these facilities. The agreement that governs our use of the data centers is for a specified term, and we have no assurance that it can be renewed on commercially reasonable terms or at all.
Damage or failure of systems and technology environment. A failure at our data centers or of our network or data gathering and dissemination processes could impede the processing of data, delivery of databases and services, client orders and day to day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans for our main data center and our other operations that we believe are appropriate, we currently do not have full backup facilities for all of our operations to provide redundant network capacity in the event of a data center or system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, malware, break-ins, sabotage, breaches of security, epidemics and similar events at our various computer facilities could result in interruptions in the flow of data to and from our servers.
In addition, any failure by our computer information technology environment to provide our required data communications capacity could result in interruptions in our service. If at any time our data facility providers are unable to satisfy our requirements, we could be required to transfer our operations to an alternative provider of server hosting services. Such a transfer, whether planned or unplanned, could result in significant delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business.
Long term business disruption. Finally, long term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, epidemics or acts of terrorism (particularly involving cities in which we have offices or maintain our data) could adversely affect our businesses. Although we carry property casualty and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. The occurrence of any of these events could disrupt our business and operations or harm our brand and reputation, either of which could materially adversely affect our business, results of operations and financial condition.
If we are unable to retain our existing customers, our business, financial condition and results of operations could suffer.
Our success depends substantially upon the retention of our customers, particularly due to our recurring revenue model. Historically, a significant percentage of our revenue has come from ongoing customer relationships. We may not be able to maintain similarly high renewal and/or retention rates in the future. Our success in securing renewals depends in part upon our clients’ budgetary environment, our reputation and performance and our competitors. Our subscription-based revenues depend in part upon maintaining our customer renewal and retention rates. If we are unable to retain customers at an acceptable rate, our business, results of operations and financial condition could be materially adversely impacted.
A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.
The U.S. economy experienced a significant economic downturn in recent years. While recent indicators suggest improvement in the U.S. and global economy, we cannot predict the duration or extent of any economy recovery. Weak economic conditions may create increased financial pressures on our customers, which could reduce their spending on products and services such as our solutions and/or result in increased competitive pricing pressures. Weak economic conditions may also adversely affect our customers’ credit worthiness, which could result in us incurring increased bad debt expense. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, our business, results of operations and financial condition could be materially and adversely affected.
Content innovation and technological developments could render our solutions and services obsolete or uncompetitive and we may not be able to develop new content innovations and technology necessary for our business to remain competitive.
To remain competitive, we must consistently deliver comprehensive and effective data solutions and services to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions, some of which require us to focus on content innovation. In addition, the technologies supporting the industries we serve and our platforms for delivering our solutions and services to our customers are susceptible to rapid changes and in order to be competitive we must consistently develop cost effective technologies for secure and reliable data collection and analysis. We may not be able to develop new content innovations or technologies, or enhancements to, updates of or new versions of our technologies, as necessary for our business or we may not do so as quickly or cost effectively as our competition.
Further, the introduction of new solutions and services embodying new technologies and the emergence of new industry standards could render existing solutions and services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever increasing types and amounts of data and improve the performance, features and reliability of our data solutions and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our solutions and services. New solutions and services, or enhancements or updates to existing solutions and services, may not adequately meet the requirements of current and prospective customers or achieve any degree of significant market acceptance.
Our business is subject to significant or potentially significant competition that is likely to intensify.
Our future growth and success depends on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. Some of our existing customers, including some for which we act as a subcontractor, compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. The ability of customers or other competitors to replicate our solutions and services may adversely affect the terms and conditions we are able to negotiate in our agreements and our transaction volume with them, which directly relates to our revenues. We are competing with other vendors to be the first to deliver real time and prospective analytics and the integration of financial and clinical data, and any vendor that exhibits an advantage in any of these areas will be at a distinct competitive advantage. In addition, some of our solutions and services allow health care sponsors and carriers to outsource business processes that have been or could be performed internally and, in order for us to be able to compete, use of our solutions and services must be more efficient for them than use of internal resources. We are also often required to respond to requests for proposals (“RFPs”) to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We cannot assure you that we will continue to obtain contracts in response to RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.
Our business could be harmed if we are no longer able to license or integrate third party technologies, or to the extent any problems arise with the functionality or successful integration of any software or other technologies licensed to us by third party vendors.
We depend upon licenses from third party vendors for some of the technology used in our business intelligence and software tools and the technology platforms upon which these tools operate. We also use third party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain and maintain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed and integrated, which may harm our financial condition and results of operations. Some of our third party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.
Our use of third party technologies exposes us to risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and the generation of revenue from licensed technology sufficient to offset associated procurement and maintenance costs. Because some of our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. To the extent any problems arise with the proper functioning or successful integration of any software or other technologies licensed to us by third party vendors, this could prevent our products and services from operating as our customers expect them to, thereby harming our relationships with our customers. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, or file a lawsuit. Further, we may be subject to claims against us by others affected by any such problems. As a result, our business, financial condition and results of operations could suffer. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Client procurement strategies could put additional pressure on the pricing of our information services, thereby leading to decreased earnings.
Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information services, which could limit the amounts we earn. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. If we cannot offset price reductions with a corresponding increase in sales or with lower spending, then the reduced software revenues resulting from lower prices would adversely affect our results.
As is common in high technology industries with rapid technological change, our customers may also require us to continue to add functionality to our products in order to maintain price. Additionally, changes in the pricing model for our products and solutions could require us to implement a new pricing model in order to remain competitive. A change in pricing model could require significant resources in order to transition successfully and could reduce our revenue during such a transition. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could materially adversely affect our business, results of operations and financial condition.
The protection of our intellectual property requires substantial resources.
The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or take similar steps to secure patents for our proprietary applications. Further, despite our efforts, it may be possible for third parties to reverse engineer or otherwise obtain, copy and use information that we regard as proprietary. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. If we expand our overseas offerings, the laws of some countries do not protect and enforce proprietary rights to the same extent as the laws of the United States. As a result, if anyone misappropriates our intellectual property, it may have a material adverse effect on our business, results of operations and financial condition.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling certain solutions.
We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing solutions or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.
We are, and may become, involved in litigation that could harm the value of our business.
In the normal course of our business, we are involved in lawsuits, claims, audits and investigations. The outcome of these matters could have a material adverse effect on our business, results of operation or financial condition. In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. For example, we have, and may in the future, become subject to claims relating to unfavorable patient outcomes based on information that we may have made available to clinicians or pharmaceutical customers. There can be no assurances that the outcome of any such litigation if successful will not have a material effect on our business.
Our success depends in part on our ability to identify, recruit and retain skilled management, including our executive officers, and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.
Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. In particular, our executive officers are critical to the management of our business. The loss of any of our executive officers could impair our ability to execute our business plan and growth strategy, reduce revenues, cause us to lose customers or lead to employee morale problems and/or the loss of key employees. Competition for qualified personnel in the healthcare information technology and services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business.

Failure to successfully complete or integrate acquisitions into our existing operations could have an adverse impact on our business, financial condition and results of operations.
We regularly evaluate opportunities for strategic growth through acquisitions. Potential issues associated with these acquisitions could include, among other things; our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition; and diversion of management’s attention from base strategies and objectives. Further, we may be unsuccessful in our effort to combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including sales and administrative support activities and information technology systems, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. The process of integrating acquired companies and operations may result in unforeseen operating difficulties and may require significant financial resources and management’s time and attention that would otherwise be available for the ongoing development or expansion of our existing operations. In addition, acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. If an acquisition is not successfully completed or integrated into our existing operations, our business, results of operations and financial condition could be materially adversely impacted.
To the extent the availability of free or relatively inexpensive information increases, the demand for some of our solutions may decrease.
Public sources of free or relatively inexpensive information have become increasingly available recently, particularly through the Internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may enable third parties to create value added, analytically enhanced or authoritative content that may compete with and reduce demand for our solutions. To the extent that customers choose not to obtain solutions from us and instead rely on these alternative new sources, our business and results of operations may be adversely affected.
Our foreign operations expose us to political, economic, regulatory and other risks, which could adversely impact our financial results.
We conduct a portion of our operations through subsidiaries in the United Kingdom and India, including some sales functions and some data service functions. Operating in overseas environments carries risks for our business, including currency exposures, unexpected changes in local government laws and regulations, including those relating to intellectual property, data management, labor and cross-border trade, volatility of an emerging economy, corruption and fraudulent business practices, recruiting and retention of skilled personnel, tax law changes, and other exposures inherent in operating in foreign jurisdictions.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to, among other things:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.
We have not taken advantage of all of these reduced burdens, and if we do, the information that we provide you in our public filings may be different than that of other public companies in which you hold securities. Although we rely on certain exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

Our Predecessor’s historical financial information may not be representative of our results as a standalone company or indicative of our future financial performance.
Our Predecessor’s historical financial information included in this Annual Report has been derived from the consolidated financial statements of Thomson Reuters, which owned our business during each of the periods presented. This financial information relies on assumptions and estimates that relate to the ownership of our business by Thomson Reuters and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a standalone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future because:

•	costs reflected in this Annual Report may differ from the costs we would have incurred had we operated as a standalone entity during the periods presented;

•	our Predecessor’s historical capital structure and reliance on Thomson Reuters for funding will not reflect our capital needs as a standalone entity;

•	we have made certain adjustments and allocations since we did not operate as and were not accounted for as, a single, standalone business for the periods presented; and

•	the information does not reflect certain changes that will occur in our operations as a result of our separation from Thomson Reuters.
Accordingly, our Predecessor’s historical financial statements may not be indicative of our future operating or financial performance or financial position. Transition activities are complicated and may distract the organization from operating the business. Additionally, successful carve-out execution is risky, complex and requires substantial resources and expenditures. Thomson Reuters historically allocated expenses and other centralized operating costs to our Predecessor. The allocated costs included in our Predecessor’s historical financial statements could differ from amounts that would have been incurred by us if we operated on a standalone basis and are not necessarily indicative of costs to be incurred in the future. To the extent that these expenses exceed our estimates, our liquidity and results of operations may be materially adversely affected.
We are controlled by the Sponsor, whose interest as equity holder may conflict with yours as a holder of Notes.
We are controlled by the Sponsor, through its affiliated private equity funds. The Sponsor controls the election of our directors and thereby has the power to control our affairs and policies, including the appointment of management, the issuance of additional equity and the declaration and payment of dividends if allowed under the terms of the credit agreement governing our Senior Credit Facility, the terms of the indenture governing the Notes and the terms of our other indebtedness outstanding at the time. The Sponsor does not have any liability for any obligations under or relating to the Notes and their interests may be in conflict with yours. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsor may pursue strategies that favor equity investors over debt investors. In addition, the Sponsor, through its affiliated private equity funds, may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in its judgment, could enhance their equity investments, even though such transactions may involve risk to you as a holder of the Notes. Additionally, the Sponsor, through its affiliated private equity funds, may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsor, see "Management" and "Certain relationships and related party transactions."
If we do not remediate material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
In connection with the audits of our financial statements for the 2013 and the 2012 periods, we have identified control deficiencies in our internal control over financial reporting that constituted material weaknesses. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Specifically, it was determined that material weaknesses exist as follows: (1) we do not maintain effective controls over reconciliation of certain financial statement accounts, (2) we do not maintain effective controls over the accounting for business combinations, (3) we do not maintain effective controls over the accounting for taxes and (4) we do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP.

We are currently implementing the requirements of Section 404 and while undergoing this implementation, have addressed the process and controls surrounding the above mentioned material weaknesses. As a part of this implementation, we have documented our significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls have been documented and will be tested in 2014. Remediation efforts, where applicable, will be identified, tracked and monitored to ensure effectiveness of control design and operation. During the course of the remediation effort, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above. Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated and combined financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses.
If we are unable to successfully remediate these material weaknesses, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.
We are not currently required to comply with the SEC’s rule implementing Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Sections 302 and 404 of the Sarbanes-Oxley Act require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until 2014. To comply with the requirements of being a company with publicly traded securities, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting and finance staff. Further, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.
Risks related to the Notes
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.
As of December 31, 2013, our total principal indebtedness was approximately $888.1 million and we have undrawn availability under the Revolving Credit Facility of approximately $19.7 million (after giving effect to approximately $0.3 million of outstanding letters of credit, which, while not drawn, reduce the available balance under the Revolving Credit Facility). Of this total amount, approximately $561.0 million is secured indebtedness under our Senior Credit Facility (excluding approximately $0.3 million represented by letters of credit under the Revolving Credit Facility), to which the Notes are effectively subordinated to the extent of the value of the assets securing such indebtedness. We may also request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions.
Subject to the limits contained in the credit agreement that governs our Senior Credit Facility, the indenture that governs the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the Notes, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Credit Facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the indenture that governs the Notes and the credit agreement that governs our Senior Credit Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes. See “Management’s discussion and analysis of financial condition and results of operations-Liquidity and capital resources.”
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our credit agreement that governs our Senior Credit Facility and the indenture that governs the Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
As of the date of this Annual Report, we have two foreign subsidiaries, neither of which guarantees our obligations under our Senior Credit Facility or the Notes. These foreign subsidiaries are insignificant and account for less than 3% of our consolidated revenues, operating income and total assets. Accordingly, as of the date of this Annual Report, Truven Holding is the only guarantor. However, in the future, we may choose to acquire or form one or more subsidiaries in connection with the operation of our business that will be a restricted subsidiary. Any such future direct or indirect subsidiary that is a borrower under or that guarantees obligations under our Senior Credit Facility or that guarantees our other indebtedness or indebtedness of any future subsidiary guarantors will guarantee the Notes. We may also have future subsidiaries that may not be guarantors of the Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, may be dependent in part on the generation of cash flow by our future subsidiaries, if any, and their ability to make such cash available to us by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes or our other indebtedness, our subsidiaries will not have any obligation to pay amounts due on the Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each such subsidiary will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While the indenture that governs the Notes, our credit agreement that governs our Senior Credit Facility and certain of our other existing indebtedness will limit the ability of any subsidiary to incur consensual restrictions on its ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Notes.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the Senior Credit Facility and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your investment in the Notes.
Certain of our assets collateralize our Senior Credit Facility and any such assets may not be available to pay our other indebtedness.
Our Senior Credit Facility is collateralized by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of Truven and certain of our future wholly-owned U.S. subsidiaries and a portion of the stock of certain non-U.S. subsidiaries. The furnishing of such security interests with respect to such assets may materially and adversely affect our financial flexibility, including the costs of or ability to raise additional financing.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Notes and our credit agreement that governs our Senior Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to you. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2013, our Revolving Credit Facility had unused commitments of approximately $19.7 million (after giving effect to approximately $0.3 million of outstanding letters of credit, which, while not drawn, reduce the available balance under the Revolving Credit Facility). Further, we may request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions. All of the borrowings under our Senior Credit Facility are and will be secured indebtedness and, therefore, effectively senior to the Notes and the guarantees of the Notes to the extent of the value of the assets securing such debt. If new debt is added to our current debt levels, the related risks that we and the guarantors face could intensify.
The terms of the credit agreement that governs our Senior Credit Facility and the indenture that governs the Notes will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture that governs the Notes and the credit agreement that governs our Senior Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interest, including, among other things, restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments and acquisitions;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into sale-leaseback transactions;

•	enter into certain swap agreements;

•	change our fiscal year;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends and incur liens; and

•	consolidate, merge or sell all or substantially all of our assets.
The covenants in the indenture that governs the Notes are subject to important exceptions and qualifications. Certain of these covenants will cease to apply to the Notes when the Notes have investment grade ratings from both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“Standard & Poor’s”).
In addition, the restrictive covenants in the credit agreement that governs our Senior Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the indenture that governs the Notes or under the credit agreement that governs our Senior Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross default provision applies. In addition, an event of default under the credit agreement that governs our Senior Credit Facility would permit the lenders under our Senior Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Senior Credit Facility are at variable rates of interest with an established LIBOR floor rate of 1.25% and may expose us to interest rate risk. If interest rates were to increase above the floor rate, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming $50.0 million of the Revolving Credit Facility is drawn, a one percent change in interest rates in excess of the floor established by the Senior Credit Facility would result in a $0.50 million change in annual interest expense on our indebtedness under our Senior Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The Notes are effectively subordinated to our and our subsidiary guarantors’ indebtedness under our Senior Credit Facility and any other secured indebtedness of our company to the extent of the value of the property securing that indebtedness.
The Notes are not secured by any of our or our subsidiary guarantors’ assets. As a result, the Notes and the guarantees are effectively subordinated to our and the guarantors’ indebtedness under our Senior Credit Facility to the extent of the value of the assets that secure that indebtedness. As of December 31, 2013, we had approximately $561.0 million of principal indebtedness outstanding under our Term Loan Facility, all of which is effectively senior to the Notes, and we had approximately $0.3 million in letters of credit outstanding under our Revolving Credit Facility, resulting in total unused availability of approximately $19.7 million under our Revolving Credit Facility. In addition, we may request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions. Further, we may incur additional secured debt in the future under the indenture governing the Notes and under the credit agreement that governs our Senior Credit Facility if certain specified conditions are satisfied. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company or any subsidiary guarantor, the proceeds from the sale of assets securing our secured indebtedness will be available to pay obligations on the Notes only after all indebtedness under our Senior Credit Facility and such other secured debt has been paid in full. As a result, the holders of the Notes may receive less ratably than the holders of secured debt in the event of our or any of our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

The Notes are structurally subordinated to all obligations of subsidiaries that do not become guarantors of the Notes.
The Notes are guaranteed by Truven Holding and by each of our subsequently acquired or organized subsidiaries, if any, that guarantee our Senior Credit Facility or that, in the future, guarantee our other indebtedness or indebtedness of any future subsidiary guarantor. Except for any such future subsidiary guarantors of the Notes, our subsidiaries, including our two foreign subsidiaries (neither of which is a guarantor of the Notes or under the Senior Credit Facility) and any other future non-domestic subsidiaries will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Notes and guarantees are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any such subsidiary that is not a guarantor, all of that subsidiary’s creditors (including trade creditors) would be entitled to payment in full out of that subsidiary’s assets before we would be entitled to any payment.
In addition, the indenture that governs the Notes, subject to some limitations, permits any non-guarantor subsidiaries to incur additional indebtedness and did not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by such subsidiaries.
As of the date of this Annual Report, we have two foreign subsidiaries, neither of which guarantees our obligations under our Senior Credit Facility or the Notes. Moreover, in the future, we may choose to acquire or form one or more subsidiaries in connection with the operation of our business that will be a restricted subsidiary. If any such future direct or indirect subsidiary is not a borrower under our Senior Credit Facility and does not guarantee obligations under our Senior Credit Facility or guarantee our other indebtedness or indebtedness of any future subsidiary guarantors, it will be a non-subsidiary guarantor.
In addition, any subsidiary guarantors will be automatically released from their guarantees upon the occurrence of certain events, including the following:

•	the designation of any future subsidiary guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Notes by such subsidiary guarantor; or

•	the sale or other disposition, including the sale of substantially all the assets, of that subsidiary guarantor.
If any guarantee is released, no holder of the Notes will have a claim as a creditor against that subsidiary guarantor, and the indebtedness and other liabilities, including trade payables and preferred stock, if any, whether secured or unsecured, of that subsidiary guarantor will be effectively senior to the claim of any holders of the Notes.
We may not be able to repurchase the Notes upon a change of control.
Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount, together with accrued and unpaid interest to the purchase date. Additionally, under our Senior Credit Facility, a change of control (as defined in the credit agreement governing our Senior Credit Facility) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under our credit agreement and the commitments to lend would terminate, and any of our future debt agreements may contain similar provisions. The source of funds for any purchase of the Notes and repayment of borrowings under our Senior Credit Facility would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the debt securities that are tendered upon a change of control and repay our other indebtedness that will become due. If we fail to repurchase the Notes in that circumstance, we will be in default under the indenture that governs the Notes. We may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Notes may be limited by law. In order to avoid the obligations to repurchase the Notes and events of default and potential breaches of our credit agreement that governs our Senior Credit Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.
In addition, certain important corporate events, such as leveraged recapitalizations, may not, under the indenture that governs the Notes, constitute a “change of control” that would require us to repurchase the Notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the Notes.
The exercise by the holders of Notes of their right to require us to repurchase the Notes pursuant to a change of control offer could cause a default under the agreements governing our other indebtedness, including future agreements, even if the change of control itself does not, due to the financial effect of such repurchases on us. In the event a change of control offer is required to be made at a time when we are prohibited from purchasing Notes, we could attempt to refinance the borrowings that contain such prohibitions. If we do not obtain a consent or repay those borrowings, we will remain prohibited from purchasing Notes. In that case, our failure to purchase tendered Notes would constitute an event of default under the indenture that governs the Notes, which could, in turn, constitute a default under our other indebtedness. Finally, our ability to pay cash to the holders of Notes upon a repurchase may be limited by our then existing financial resources.
Holders of the Notes may not be able to determine when a change of control giving rise to their right to have the Notes repurchased has occurred following a sale of “substantially all” of our assets.
One of the circumstances under which a change of control may occur is upon the sale or disposition of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law and the interpretation of that phrase will likely depend upon particular facts and circumstances. Accordingly, the ability of a holder of Notes to require us to repurchase its Notes as a result of a sale of less than all our assets to another person may be uncertain.
Federal and state fraudulent transfer laws may permit a court to void the Notes and/or the guarantees thereof, and if that occurs, you may not receive any payments on the Notes.
Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes and the incurrence of the guarantees of the Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes or the guarantees thereof could be voided as a fraudulent transfer or conveyance if we or any of the guarantors, as applicable, (a) issued the Notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (b) received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantees and, in the case of (b) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantees;

•	the issuance of the Notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•
we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or the guarantor if, in either case, the judgment is unsatisfied after final judgment.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent the guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the Notes.
We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were insolvent at the relevant time or, regardless of the standard that a court uses, whether the Notes or the guarantees would be subordinated to our or any of our guarantors’ other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.
If a court were to find that the issuance of the Notes or the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or that guarantee, could subordinate the Notes or that guarantee to presently existing and future indebtedness of ours or of the related guarantor or could require the holders of the Notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the Notes. Sufficient funds to repay the Notes may not be available from other sources, including remaining guarantors, if any. Further, the avoidance of the Notes could result in an event of default with respect to our and the guarantors’ other debt that could result in acceleration of that debt.
Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of Notes and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. Any downgrade by either Moody’s or Standard & Poor’s could increase the interest rate on our Senior Credit Facility or decrease earnings and would likely make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your Notes at a favorable price or at all.

Many of the covenants in the indenture that governs the Notes will not apply during any period in which the Notes are rated investment grade by both Moody’s and Standard & Poor’s.
Many of the covenants in the indenture that governs the Notes will not apply to us during any period in which the Notes are rated investment grade by both Moody’s and Standard & Poor’s, provided at such time no default or event of default has occurred and is continuing. These covenants will restrict, among other things, our ability to pay distributions, incur indebtedness and enter into certain other transactions. There can be no assurance that the Notes will ever be rated investment grade or, if they are rated investment grade, that the Notes will maintain these ratings. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force. To the extent the covenants are subsequently reinstated, any such actions taken while the covenants were suspended would not result in an event of default under the indenture that governs the Notes.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We do not own any real estate property as we lease all of our existing facilities. Our registered principal office is located in a leased office space in Ann Arbor, Michigan. Our operating facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2013, our three main facilities are as follows:

Facility Address	Square Feet	Purpose	Lease Start Date	Lease Expiration Date
777 East Eisenhower Parkway, Ann Arbor, MI 48108	172,004	Corporate headquarters/Operating facilities	6/1/2012	2/28/2017
1 North Dearborn Street, Suite 1400, Chicago, IL 60602	40,695	Operating facilities	6/1/2012	11/1/2020
6200 S. Syracuse Way, #300, Greenwood Village, CO 80111	102,631	Operating facilities	8/31/2013	7/31/2021

ITEM 3 - LEGAL PROCEEDINGS
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. The following matters are the significant pending legal proceedings against us.
We have been named as a defendant in approximately 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed in June 2010 and the most recent of which was filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs complain that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan “patient drug information” to pharmacies which, in turn, provided that drug information to the pharmacies’ customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants’ patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date none of the actions against us specifically identifies us as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.
Along with other PEM defendants, we made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting us to renew at a later stage in the litigation.
Pending the resolution of an appeal by the co-defendant generic drug company defendants, the resolution of which will not affect the continuation of the actions against us, there has been no active discovery involving Truven. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

On December 15, 2011, Midwest Health Initiative, a client of our research business, requested arbitration of a dispute relating to our performance under a client services agreement. The arbitration proceedings were initiated in St. Louis and were settled by both parties during the fourth quarter of 2013. The settlement was immaterial.

Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to the United States Court of Appeals for the Ninth Circuit and that appeal is currently pending. The parties have entered into a tolling agreement pending the outcome of PAMC’s appeal. If a claim is filed against us, we expect to defend it.

We are involved in various other litigation and administrative proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4 - MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the registrants' common stock. Truven Health Analytics Inc. is 100% owned by Truven Holding Corp, which is also 100% owned by VCPH Holding LLC.
The registrant has not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility, senior subordinated notes and senior secured notes all restrict our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and other data for the periods and at the dates indicated:
The term Predecessor Period refers to all periods related to the Thomson Reuters Healthcare business (the Predecessor) prior to and including the date of the closing of the Acquisition on June 6, 2012. We have derived the statement of comprehensive income (loss) and cash flow data for the fiscal years ended December 31, 2011 and 2010 and for the period from January 1 to June 6, 2012, and the balance sheet data as of December 31, 2011 and 2010 from our Predecessor’s audited combined financial statements.
The term Successor Period refers to all periods from inception of Truven Holding (April 20, 2012 onwards), which includes all periods of Truven after the closing of the Acquisition on June 6, 2012. Following the Acquisition and the related Merger, Truven (formerly TRHI) owns certain other assets and liabilities of the Thomson Reuters Healthcare business and is a direct wholly-owned subsidiary Truven Holding (the Successor). We have derived the balance sheet data as of December 31, 2013 and December 31, 2012, and the statement of comprehensive income (loss) and cash flow data for the period from January 1, 2013 to December 31, 2013 and April 20, 2012 to December 31, 2012 from Successor’s audited consolidated financial statements included elsewhere in this Annual Report, which represent the consolidated financial position of Truven Holding and its subsidiaries.

The selected historical financial and other data included below and elsewhere in this Annual Report are not necessarily indicative of future results. The selected financial data presented below has been derived from financial statements that have been prepared in accordance with GAAP and should be read with the information included under the headings “Risk Factors”, “Management’s discussion and analysis of financial condition and results of operations” and with our audited consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report.

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,	Year ended December 31,
	2013	2012	2012	2011	2010
	Successor		Predecessor

Revenues, net	$492,702	$241,786	$208,998	$483,207	$450,008
Operating costs and expenses Cost of revenues, excluding depreciation and amortization (a)	(265,541)	(141,558)	(112,050)	(245,609)	(233,430)
Selling and marketing, excluding depreciation and amortization (b)	(56,157)	(30,958)	(25,917)	(54,814)	(55,975)
General and administrative, excluding depreciation and amortization (c)	(41,042)	(13,042)	(27,173)	(44,867)	(32,634)
Allocation of costs from Predecessor Parent and affiliates (d)	—	—	(10,003)	(34,496)	(33,358)
Depreciation	(21,219)	(6,700)	(6,805)	(14,851)	(13,418)
Amortization of developed technology and content	(31,894)	(15,470)	(12,460)	(24,208)	(23,660)
Amortization of other identifiable intangible assets (e)	(34,460)	(19,527)	(8,226)	(19,691)	(20,112)
Goodwill impairment (l)	(366,662)	—	—	—	—
Other operating expenses (f)	(35,038)	(49,622)	(18,803)	(20,002)	(1,995)
Total operating costs and expenses	(852,013)	(276,877)	(221,437)	(458,538)	(414,582)
Operating income (loss)	(359,311)	(35,091)	(12,439)	24,669	35,426
Net interest income from Predecessor Parent (g)	—	—	—	134	156
Interest expense	(70,581)	(49,014)	—	(63)	—
Interest income (h)	—	—	3	—	60
Other finance costs	(24)	—	—	—	—
Income (Loss) before income taxes	(429,916)	(84,105)	(12,436)	24,740	35,642
Benefit from (Provision for) income taxes	84,927	29,993	4,803	(9,859)	(13,989)
Net income (loss)	$(344,989)	$(54,112)	$(7,633)	$14,881	$21,653

Other comprehensive income (loss):
Foreign currency translation adjustments	$(165)	$—	$—	$—	$—
Total comprehensive income (loss)	$(345,154)	$(54,112)	$(7,633)	$14,881	$21,653

Cash flow data:
Net cash provided by (used in) operating activities	$(1,365)	$27,352	$17,806	$85,017	$97,684
Net cash used in investing activities (i)	$(43,785)	(1,280,672)	(10,285)	(40,521)	(43,925)
Net cash provided by (used in) financing activities	$31,765	1,277,125	(7,513)	(44,659)	(55,227)

Balance sheet data:
Cash and cash equivalents	$10,255	$23,805	n.a.	$70	$233
Working capital deficit(j)	$(59,762)	(80,628)	n.a.	(75,481)	(75,444)
Total assets	$1,164,603	1,597,127	n.a.	590,875	800,611
Long-term debt, net of original issue discount(k)	$872,258	837,972	n.a.	—	—
Total equity	$79,283	419,252	n.a.	354,299	568,089

a.
Includes all personnel and other costs of revenue, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs administered by Thomson Reuters relating to market data and professional service costs.

b.	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

c.	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

d.
As described in Note 18 to the financial statements, included elsewhere in this Annual Report, our Predecessor historically engaged in related party transactions with Thomson Reuters relative to certain support services, including among others, finance, accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management.

e.	Includes amortization of definite-lived trade names, database content, publishing rights and acquired customer relationship assets.

f.
Includes related disposal costs incurred as part of the Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Acquisition, costs relating to other acquisition activities in the Predecessor and Successor Periods (such as legal fees and due diligence costs) and other costs which represent severance, consulting expenses and technology expenses as part of certain restructuring activities. Refer to Note 14 to the financial statements included elsewhere in this Annual Report.

g.
Prior to the Acquisition, certain of our Predecessor’s cash management transactions with Thomson Reuters were subject to written loan agreements specifying repayment terms and interest payments, under which Thomson Reuters was required to pay interest to our Predecessor equal to the average monthly rate earned by Thomson Reuters on its cash investments held with its primary U.S. banker. Interest on these notes is reflected in “Interest income from Predecessor Parent” in our Predecessor’s combined statement of operations. These loan agreements were satisfied upon completion of the Acquisition.

h.	Interest earned or incurred related to third-party transactions.

i.	Includes capitalized software and capitalized hardware related infrastructure as the Company transitioned to a standalone business and notes receivables from VCPH Holding LLC.

j.	Working capital is defined as current assets excluding cash and cash equivalents minus current liabilities excluding debt and tax related liabilities.

k.	Total debt includes current and non-current portion, net of original issue discount of $15.9 million and $14.2 million as of December 31, 2013 and December 31, 2012, respectively.

l.
On November 1, 2013, the Company performed its annual goodwill impairment test and determined that the carrying value of all the three reporting units exceeded its fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. As a result, the Company recorded an aggregate non-cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to and including the closing of the Acquisition on June 6, 2012 (the Predecessor Period) and periods from the inception of Truven Holding (April 20, 2012) through December 31, 2013, which was after the closing of the Acquisition (the Successor Period). Accordingly, the discussion and analysis of the Predecessor Period does not reflect the significant impact that the Acquisition had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our consolidated financial statements as of December 31, 2013, and the related notes thereto included elsewhere in this annual report. The Successor 's consolidated financial statements for the period ended December 31, 2013 represent the consolidated financial position of Truven Holding and its subsidiaries. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors.

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

The Acquisition
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
Predecessor and Successor Periods
Successor Period-The consolidated financial statements as of and for the year ended December 31, 2013, and for the periods from April 20, 2012 through December 31, 2012 and January 1, 2013 through December 31, 2013 include the accounts of Truven Holding from inception and its subsidiaries subsequent to the closing of the Acquisition on June 6, 2012. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Predecessor Period-The accompanying combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition, include the combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).

The combined financial statements of our Predecessor and the consolidated financial statements of the Successor included in this report have been prepared in conformity with generally accepted accounting principles in the Unites States of America (“GAAP”). The combined financial statements of our Predecessor have been derived from the accounting records of Thomson Reuters using historical results of operations and the historical bases of assets and liabilities, adjusted as necessary to conform to GAAP. All significant transactions between our Predecessor and other Thomson Reuters entities are included in our Predecessor's combined financial statements. Management believes the assumptions underlying our Predecessor's combined financial statements are reasonable. However, the combined financial statements may not necessarily reflect what our Predecessor's results of operations, financial position and cash flows would have been had it operated as a standalone company without the shared resources of Thomson Reuters for the periods presented.

Recent Developments

In January 2014, management initiated a plan that will change the Company’s segment structure in mid 2014 with the objective of focusing on more effective business and market facing opportunities and to simplify the business decision-making process. The operating segments are expected to be realigned to Commercial and Government division structures that will be headed by a separate segment manager directly reporting to the Chief Operating Decision Maker ("CODM"). The Commercial segment is expected to include Payer’s Employer/HealthPlan and Pharma channels, and the Hospitals and Clinicians business. These businesses are expected to benefit from each other and are viewed as one business that can provide integrated or combined services to a broader market. The Government segment will be mainly comprised of Payer’s Federal and State Government channels.

In February 2014, the company formed an integration task force to start the implementation plan for the various functional areas and will work with managers and employees to build and leverage best practices currently being executed.  As changes are currently being evaluated and implemented, the current operating/reporting segments will be operating/reporting the same way and the CODM will continue to review the results of operations of the segments based on the current reporting segment structure until such time that the new segments are fully implemented. Concurrent with the change in operating/reporting segments, management is also currently evaluating the impact of these changes in the future financial statements.

Our Segments
For the periods presented, we operated and managed our business through three reportable segments. The determination of reportable segments was based on the discrete financial information about each operating segment that was regularly reviewed by the CODM in order to allocate resources to the segment and to assess its performance.
The Chief Executive Officer has the authority for resource allocation and assessment of the Company's performance and is therefore the CODM. The CODM evaluates the performance of the segments based on segment operating income.
The Company's business segments, which primarily operate in the United States, are as follows for the periods presented:
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

Standalone Company
Before the Acquisition, our Predecessor historically engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries relative to certain support services, including, among others, finance and accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management. Thomson Reuters allocated costs to our Predecessor for the provision of these services. These amounts are presented within “Allocation of costs from Predecessor Parent and affiliates” in our Predecessor's combined statement of comprehensive loss, except for certain data center costs that are presented in “Cost of revenues, excluding depreciation and amortization.” These amounts are not necessarily representative of the amounts that would have been reflected in the combined financial statements had our Predecessor operated independently of Thomson Reuters.

Under the Transitional Services Agreement that was executed in connection with the Acquisition, the Stock Seller agreed to continue to provide certain services (including, but not limited to, data hosting, management information services support, campus services support, accounts payable, general ledger and payroll systems support, human resources administration support and facilities) for certain pre-determined periods and at pre-determined negotiated rates, as specified therein, depending upon the specific services to be provided. During this period, we incurred duplicate costs while using services provided to us under the Transitional Services Agreement. Such fees are, in the aggregate, in line with the allocation and direct costs reflected in our Predecessor’s statement of comprehensive loss for the period ended June 6, 2012. As of December 31, 2013, we have completed our administrative infrastructure, and all of these functions have been assumed by us or by third parties on our behalf, including hosting services of certain technology infrastructure. The expense incurred under this transition service agreement amounted to $12.3 million from April 20, 2012 to December 31, 2012, and $10.5 million for the year ended December 31, 2013.

We have also incurred $22.1 million and $21.2 million of other costs related to our transition as a standalone company from June 7, 2012 through December 31, 2012 and from January 1, 2013 through December 31, 2013, of which $13 million and $3 million relates to capital expenditures related to data center migration, separating the IT infrastructure from our Predecessor Parent, respectively. We do not expect to incur additional costs related to separation of IT infrastructure from our Predecessor or additional fees under the Transitional Services Agreement in 2014.

Deferred Revenue; Fair Value Adjustments
Our revenues are derived from the sale of subscription data, analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue for the year ended December 31, 2013, and Successor Period from April 20, 2012 to December 31, 2012, by $8.8 million and $43.5 million, respectively. The write-off will have a future aggregate negative impact of $6.3 million with the majority reflected over the next 24 months.

Results of Operations

The following section provides a comparative discussion of our results of operations for the year ended December 31, 2013, the combined 2012 Predecessor and Successor Periods, and the Predecessor year ended December 31, 2011 respectively, and should be read in conjunction with our consolidated and combined financial statements for the year ended December 31, 2013 and the related notes thereto, included elsewhere in this Annual Report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment.

Year ended December 31, 2013 compared to year ended December 31, 2012 (Predecessor fiscal Period from January 1, 2012 to June 6, 2012 and Successor fiscal Period from April 20, 2012 to December 31, 2012)

In order to present a more clear description and meaningful discussion and analysis of our performance during fiscal 2012, our discussion of the 2012 fiscal year combines the results for the period from January 1, 2012 to June 6, 2012 (Predecessor Period) and the period April 20, 2012 to December 31, 2012 (Successor Period). These combined periods do not purport to represent what our results of operations would have been for the year ended December 31, 2012 on a Predecessor basis or a Successor basis. The following table summarizes our consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Combined Year ended December 31, 2012	% of revenue	Change	% change
	(Successor)		(Successor)	(Predecessor)
Revenues, net	$492,702	100%	$241,786	$208,998	$450,784	100%	$41,918	9%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(265,541)	(54)%	(141,558)	(112,050)	(253,608)	(56)%	(11,933)	5%
Selling and marketing, excluding depreciation and amortization(b)	(56,157)	(11)%	(30,958)	(25,917)	(56,875)	(13)%	718	(1)%
General and administrative, excluding depreciation and amortization(c)	(41,042)	(8)%	(13,042)	(27,173)	(40,215)	(9)%	(827)	2%
Allocation of costs from Predecessor Parent and affiliates(d)	—	—%	—	(10,003)	(10,003)	(2)%	10,003	(100)%
Depreciation	(21,219)	(4)%	(6,700)	(6,805)	(13,505)	(3)%	(7,714)	57%
Amortization of developed technology and content	(31,894)	(6)%	(15,470)	(12,460)	(27,930)	(6)%	(3,964)	14%
Amortization of other identifiable intangible assets(e)	(34,460)	(7)%	(19,527)	(8,226)	(27,753)	(6)%	(6,707)	24%
Goodwill impairment	(366,662)	(74)%	—	—	—	—%	(366,662)	NM
Other operating expenses(f)	(35,038)	(7)%	(49,622)	(18,803)	(68,425)	(15)%	33,387	(49)%
Total operating costs and expenses	(852,013)	(173)%	(276,877)	(221,437)	(498,314)	(111)%	(353,699)	71%
Operating income (loss)	(359,311)	(73)%	(35,091)	(12,439)	(47,530)	(11)%	(311,781)	656%
Net interest income (expense) (g)	(70,581)	(14)%	(49,014)	3	(49,011)	(11)%	(21,570)	44%
Other finance costs	(24)	—%	—	—	—	—%	(24)	—%
Income (Loss) before income taxes	(429,916)	(87)%	(84,105)	(12,436)	(96,541)	(21)%	(333,375)	345%
Benefit from income taxes	84,927	17%	29,993	4,803	34,796	8%	50,131	144%
Net loss	$(344,989)	(70)%	$(54,112)	$(7,633)	$(61,745)	(14)%	$(283,244)	459%

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

(d)
As described in Note 18 to the financial statements, included elsewhere in this Annual Report, our Predecessor historically engaged in related party transactions with Thomson Reuters relative to certain support services, including among others, finance, accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management.

(e)	Includes amortization of definite‑lived trade names and acquired customer relationship assets.

(f)
Includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Also includes severance and retention bonuses relating to the Acquisition and Sponsor fee for Veritas Capital. See Note 14 to the consolidated and combined financial statements included elsewhere in this report.

(g)	Interest earned or paid related to third party transactions.

Discussion of year ended December 31, 2013 (Successor) compared to year ended December 31, 2012 (Combined Successor and Predecessor Periods)
Revenues, net
Our net revenues were $492.7 million for the year ended December 31, 2013 as compared to $450.8 million for the year ended December 31, 2012, an increase of $41.9 million or 9%. This increase was primarily due to the impact from the $8.8 million deferred revenue adjustment in 2013 compared to the $43.5 million deferred revenue adjustment in 2012, in connection with the Acquisition. In addition, revenue increased by $9.5 million mainly due to higher revenue in Payer segment's State Government channel, partially offset by decreases in the Federal Government channel. Revenue from the Hospitals and Clinicians segments slightly decreased by $1.2 million and $1.1 million, respectively, due to the cancellations and price competition. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $265.5 million for the year ended December 31, 2013 as compared to $253.6 million for the year ended December 31, 2012, an increase of $11.9 million, or 5%. This increase was primarily due to higher implementation and data migration costs related to new projects, particularly on several large State Government contracts. In addition, we incurred higher maintenance costs of developed technology and content, royalties to Population Health content providers, telecommunications costs and other revenue related costs as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $56.2 million for the year ended December 31, 2013 as compared to $56.9 million for the year ended December 31, 2012, a decrease of $0.7 million, or 1%, primarily due to a lower bonus accrual in 2013.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $41.0 million for the year ended December 31, 2013 as compared to $40.2 million for the year ended December 31, 2012, an increase of $0.8 million, or 2%. The increase was primarily due to an increase in facilities related expense, telecommunications costs, salaries and related costs for additional new hires as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Depreciation and amortization
Our depreciation and amortization expense was $87.6 million for the year ended December 31, 2013 as compared to $69.2 million for the year ended December 31, 2012, an increase of $18.4 million or 27%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 related to the completion of new data center and information system infrastructure.

Other operating expenses
Our other operating expense was $35.0 million for the year ended December 31, 2013 as compared to $68.4 million for the year ended December 31, 2012, a decrease of $33.4 million or 49%. This decrease was primarily due to higher Acquisition-related expenses incurred in 2012. In 2013, other operating expenses included $27.0 million of Acquisition related costs, consisting of expenses incurred mainly related to data migration and the separation of our IT infrastructure from our Predecessor Parent and costs related to the Transitional Services Agreement with Thomson Reuters, $3.8 million of severance and retention bonuses, $1.3 million of asset write-offs and $2.9 million of Sponsor advisory fees. Other operating expenses in 2012 included $38.0 million of Acquisition-related costs, $17.9 million of severance and retention bonuses ($7.7 million related to our Predecessor), $9.8 million of disposal related costs of our Predecessor and $2.7 million of Sponsor advisory fees and other costs. Acquisition related costs in 2012 mainly consisted of $12.0 million of transaction fees paid to Veritas Capital and the remainder related to direct acquisition costs consisting of legal, finance, consulting and professional fees.
Goodwill impairment
The Company performed its annual goodwill impairment test during the fourth quarter of 2013 and concluded that the Company's goodwill on each of its three reporting units is impaired because the carrying value of all the three reporting units exceeded its fair values due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. Accordingly, the Company recorded a total of $366.7 million of non-cash goodwill impairment charge in the fourth quarter of 2013.

Operating income (loss)
Our operating loss was $359.3 million for the year ended December 31, 2013 as compared to an operating loss of $47.5 million for the year ended December 31, 2012, a decrease of $311.8 million, or 656%, from 2012. The decrease was primarily due to the goodwill impairment, as discussed above.
Net interest expense
Our net interest expense was $70.6 million for the year ended December 31, 2013, as compared to $49.0 million for the year ended December 31, 2012, an increase of $21.6 million, or 44%. The increase was mainly due to twelve months of interest expense in 2013 compared to approximately seven months in 2012, offset by the interest rate being lower by 2.25% as a result of refinancing of the Term Loan Facility in October 2012 and April 2013. In addition, there was additional interest on incremental borrowings under the Term Loan Facility and Revolving Credit Facility of $11.3 million and $30.0 million, respectively. Also, included in the 2013 interest expense was $3.3 million of loss on early extinguishment of debt as a result of the April 2013 refinancing.

Other finance costs

Other finance costs mainly represents foreign exchange gains/losses as a result from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from income taxes

Our income tax benefit was $84.9 million for the year ended December 31, 2013 as compared to a benefit of $34.8 million for the year ended December 31, 2012, an increase of $50.1 million or 144%. Income tax benefit for the year ended December 31, 2013 and year ended December 31, 2012, at an effective tax rate of 19.8%, and 36.0%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, non deductible goodwill impairment charge, and foreign rate differential.

Segment discussion
The following table summarizes our segment information for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Combined year ended December 31, 2012	% of revenue	Change	% change
	(Successor)		(Successor)	(Predecessor)
Payer
Revenues	$259,341	100%	$136,922	$106,482	$243,404	100%	$15,937	7%
Segment operating income	38,158	15%	27,060	15,411	42,471	17%	(4,313)	(10)%
Depreciation and amortization	26,670	10%	10,978	9,539	20,517	8%	6,153	30%
Hospitals
Revenues	123,692	100%	59,300	53,236	112,536	100%	11,156	10%
Segment operating income	16,646	13%	4,353	8,222	12,575	11%	4,071	32%
Depreciation and amortization	15,301	12%	6,352	5,520	11,872	11%	3,429	29%
Clinicians
Revenues	109,669	100%	45,563	49,277	94,840	100%	14,829	16%
Segment operating income	30,655	28%	3,231	14,347	17,578	19%	13,077	74%
Depreciation and amortization	11,142	10%	4,840	4,206	9,046	10%	2,096	23%

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

See Note 17 to the consolidated and combined financial statements included in this report for a reconciliation of segment financial information.

Payer segment

Revenues

Our Payer segment revenue was $259.3 million for the year ended December 31, 2013 as compared to $243.4 million for the year ended December 31, 2012, an increase of $15.9 million or 7%. This was primarily due to the lower impact from the deferred revenue adjustment ($2.7 million in 2013 compared to $9.1 million in 2012) in connection with the Acquisition. In addition, revenue increased in the State Government channel due to revenue from implementation and migration projects and revenue increased in the Pharma channel due to an increase in demand for MarketScan services.

Revenue in the Employer and Health Plan customer channel was relatively flat, with revenue of $133.1 million for the year ended December 31, 2013 compared to $133.2 million in the year ended December 31, 2012. Revenue in the Federal Government customer channel decreased to $34.6 million for the year ended December 31, 2013 from $38.8 million in the year ended December 31, 2012, principally due to lower new sales and slightly increased contract cancellations. Revenue in the State Government customer channel increased to $52.1 million for the year ended December 31, 2013 from $34.5 million in the year ended December 31, 2012, principally due to implementation and migration revenue from recent large contracts. Revenue in the Pharma customer channel slightly increased to $39.6 million for the year ended December 31, 2013 from $37.0 million in the year ended December 31, 2012, principally due to strong sales of MarketScan services in the first half of 2013.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Payer segment was $221.2 million for the year ended December 31, 2013 as compared to $200.9 million for the year ended December 31, 2012, an increase of $20.3 million, or 10%. The increase was primarily due to implementation and migration projects in the State Government customer channel and higher depreciation and amortization expense, partially offset by a lower bonus accrual in 2013.
Our depreciation and amortization expense for our Payer segment was $26.7 million for the year ended December 31, 2013 as compared to $20.5 million for the year ended December 31, 2012, an increase of $6.2 million or 30%. This increase was primarily due to capital expenditures on computer hardware and other property, and developed technology and content that were placed in service in 2013.
Our segment operating income for our Payer segment was $38.2 million for the year ended December 31, 2013 as compared to $42.5 million for the year ended December 31, 2012, a decrease of $4.3 million, or 10%. The decrease was mainly due to higher cost of operations that were more than the increase in revenue, as described above.
Hospitals segment

Revenues

Our Hospitals segment revenue was $123.7 million for the year ended December 31, 2013, as compared to $112.5 million for the year ended December 31, 2012, an increase of $11.2 million, or 10%. This was primarily due to the lower impact from the deferred revenue adjustment ($3.4 million in 2013 compared to $15.8 million in 2012) in connection with the Acquisition, slightly offset by a $1.2 million decrease due to some cancellations and pricing competition from the planning and marketing business, partially offset by increases in Population Health Business, ActionOI product and Clinical products.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $107.0 million for the year ended December 31, 2013 as compared to $100.0 million for the year ended December 31, 2012, an increase of $7.0 million, or 7%. This increase was primarily due to the increase in depreciation and amortization, royalties to Population Health content providers and an increase in maintenance costs on developed technology and content, partially offset by a lower bonus accrual in 2013.
Our depreciation and amortization expense for our Hospitals segment was $15.3 million for the year ended December 31, 2013 as compared to $11.9 million for the year ended December 31, 2012, an increase of $3.4 million or 29%. This was primarily due to the overall impact of new computer hardware and other property and developed technology and content that were placed in service in 2013.
Our segment operating income for our Hospitals segment was $16.6 million for the year ended December 31, 2013 as compared to $12.6 million for the year ended December 31, 2012, an increase of $4.1 million. This increase was due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.

Clinicians segment

Revenues

Our Clinicians segment revenue was $109.7 million for the year ended December 31, 2013 as compared to $94.8 million for the year ended December 31, 2012, an increase of $14.8 million or 16%. This was primarily due to the lower impact from the deferred revenue adjustment ($2.7 million in 2013 compared to $18.6 million in 2012) in connection with the Acquisition, slightly offset by a $1.1 million decrease in revenue due to some cancellations and price competition in core products.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $79.0 million for the year ended December 31, 2013 as compared to $77.3 million for the year ended December 31, 2012, an increase of $1.8 million or 2.4%. The increase in cost of operations was due to higher depreciation and amortization expense and additional start up costs of international branches established in 2013, partially offset by cost savings initiatives and lower bonus accrual in 2013.
Our depreciation and amortization expense for our Clinicians segment was $11.1 million for the year ended December 31, 2013, as compared to $9.0 million for the year ended December 31, 2012, an increase of $2.1 million or 23%. This was primarily due to the overall impact of new computer hardware and other property and developed technology and content that were placed in service in 2013.
Our segment operating income for our Clinicians segment was $30.7 million for the year ended December 31, 2013 as compared to $17.6 million for the year ended December 31, 2012, an increase of $13.1 million, or 74%. This increase was due to higher revenue as a result of the lower impact from the deferred revenue adjustment, which more than offset the higher cost of operations, as described above.

Year ended December 31, 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to December 31, 2012) compared to the year ended December 31, 2011
In order to present a more clear description and meaningful discussion and analysis of our performance for the combined year ended December 31, 2012 compared to December 31, 2011, our 2012 period combines the results for the period January 1, 2012 to June 6, 2012 (Predecessor) and April 20, 2012 to December 31, 2012 (Successor). This combined basis does not purport to represent what our results of operations would have been for the period from January 1, 2012 to December 31, 2012 on a Predecessor basis or a Successor basis.
The following table summarizes our consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Combined Year ended December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% change
	(Successor)	(Predecessor)			(Predecessor)
Revenues, net	$241,786	$208,998	$450,784	100%	$483,207	100%	$(32,423)	(7)%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(141,558)	(112,050)	(253,608)	(56)%	(245,609)	(51)%	(7,999)	3%
Selling and marketing, excluding depreciation and amortization(b)	(30,958)	(25,917)	(56,875)	(13)%	(54,814)	(11)%	(2,061)	4%
General and administrative, excluding depreciation and amortization(c)	(13,042)	(27,173)	(40,215)	(9)%	(44,867)	(9)%	4,652	(10)%
Allocation of costs from Predecessor Parent and affiliates(d)	—	(10,003)	(10,003)	(2)%	(34,496)	(7)%	24,493	(71)%
Depreciation	(6,700)	(6,805)	(13,505)	(3)%	(14,851)	(3)%	1,346	(9)%
Amortization of developed technology and content	(15,470)	(12,460)	(27,930)	(6)%	(24,208)	(5)%	(3,722)	15%
Amortization of other identifiable intangible assets(e)	(19,527)	(8,226)	(27,753)	(6)%	(19,691)	(4)%	(8,062)	41%
Other operating expenses(f)	(49,622)	(18,803)	(68,425)	(15)%	(20,002)	(4)%	(48,423)	242%
Total operating costs and expenses	(276,877)	(221,437)	(498,314)	(111)%	(458,538)	(95)%	(39,776)	9%
Operating (loss) income	(35,091)	(12,439)	(47,530)	(11)%	24,669	5%	(72,199)	(293)%
Interest expense to Predecessor Parent(g)	—	—	—	—%	134	—%	(134)	(100)%
Net interest (expense) income(h)	(49,014)	3	(49,011)	(11)%	(63)	—%	(48,948)	77,695%
(Loss) income before income taxes	(84,105)	(12,436)	(96,541)	(21)%	24,740	5%	(121,281)	(490)%
(Benefit from) provision for income taxes	29,993	4,803	34,796	8%	(9,859)	(2)%	44,655	(453)%
Net (loss) income	$(54,112)	$(7,633)	$(61,745)	(14)%	$14,881	3%	$(76,626)	(515)%

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

(d)
As described in Note 18 to the consolidated and combined financial statements included elsewhere in this Annual Report, we historically engaged in intercompany transactions with Thomson Reuters relating to certain support services, including among others, finance, accounting, treasury, tax, transaction processing, information technology, legal, human resources, payroll, insurance and real estate management.

(e)	Includes amortization of definite‑lived trade names, database content, publishing rights and acquired customer relationship assets.

(f)
Successor Period includes costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. Predecessor Period includes Predecessor's disposal costs incurred as part of the Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Acquisition, and reserve for note receivable. See Note 14 to the consolidated and combined financial statements included elsewhere in this Annual Report.

(g)
Prior to the Acquisition, certain of our Predecessor’s cash management transactions with Thomson Reuters were subject to written loan agreements specifying repayment terms and interest payments, under which Thomson Reuters was required to pay interest to our Predecessor equal to the average monthly rate earned by Thomson Reuters on its cash investments held with its primary U.S. banker. Interest on such loans is reflected in “Interest income from Predecessor Parent” in the combined statement of operations. These loan agreements were satisfied upon completion of the Acquisition.

(h)	Interest earned or paid related to third party transactions.
Discussion of the combined year ended December 31, 2012 (Combined Predecessor fiscal period from January 1, 2012 to June 6, 2012 and Successor fiscal period from April 20, 2012 to December 31, 2012) compared to December 31, 2011 (Predecessor)
Revenues, net
Our net revenues were $450.8 million for the combined year ended December 31, 2012, compared to $483.2 million for the year ended December 31, 2011, an decrease of $32.4 million or 7%. This was primarily due to the adjustment that reduced deferred revenue in the amount of $43.5 million during 2012 in connection with the Acquisition. Offsetting the adjustment to deferred revenue, our combined net revenues increased by $11.1 million, or 2%, in 2012 as compared to 2011. The increase resulted from organic growth in all of our segments. Strong performance from the Payer segment’s revenue from the Employers/Health Plans and Pharma customer channels due to increased implementation revenue and sales of MarketScan solution, respectively, was partially offset by some unanticipated selling cycle delays and budget constraints among certain clients. Both the Hospital and Clinicians segments experienced an increase in revenue primarily coming from Population Health and Intelligent Evidence solutions due to higher demand. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our combined cost of revenues, excluding depreciation and amortization, was $253.6 million for 2012, as compared to $245.6 million for 2011, an increase of $8.0 million, or 3%. This increase was due primarily to revenue growth, excluding the adjustment related to deferred revenue discussed above.

Selling and marketing expense, excluding depreciation and amortization
Our combined selling and marketing expense, excluding depreciation and amortization, was $56.9 million for 2012, as compared to $54.8 million for 2011, an increase of $2.1 million, or 4%. This was due primarily to an increase in sales and marketing efforts to improve sales on existing solutions and offer newly launched platform solutions such as Population Health and Payment Integrity.

General and administrative expense, excluding depreciation and amortization
Our combined general and administrative expense, excluding depreciation and amortization, was $40.2 million for 2012, as compared to $44.9 million for 2011, a decrease of $4.7 million, or 10%. The decrease was primarily due to a decrease in the bonus accrual of $8.9 million in 2012 compared to 2011 because of strong performance in 2011. The decrease was partially offset by higher costs of enterprise systems of $2.2 million.

Allocation of costs from Predecessor Parent and affiliates
The allocation of costs from Predecessor Parent and affiliates was $10.0 million for 2012, compared to $34.5 million for 2011, a decrease of $24.5 million, or 71%. Following the completion of the Acquisition on June 6, 2012, these costs allocations related to certain support services provided by Predecessor Parent and affiliates ceased. As a standalone company, similar costs and expenses were incurred which are now recorded directly as cost of revenues, selling and marketing, and general and administrative expenses.
Depreciation and amortization
Our combined depreciation and amortization expense was $69.2 million for 2012, as compared to $58.8 million for 2011, an increase of $10.4 million, or 18%. This overall increase was primarily due to higher depreciation and amortization expense as a result of $49.2 million of capitalized computer hardware and developed technology and content in 2012 as well as the impact of depreciation and amortization due to the fair value adjustments including the lengthening of useful lives of developed technology and content and other identifiable intangible assets such as customer relationships and trade names as a result of the Acquisition.

Other operating expenses
Our combined other operating expense was $68.4 million for 2012, as compared to $20.0 million for 2011, an increase of $48.4 million, or 242%. The increase was due to: (1) a $11.1 million increase in severance and retention bonuses related to the Acquisition and the disposal of business activities of our Predecessor; (2) a $34.8 million increase in costs directly related to the Acquisition and related costs and non-recurring expenses incurred as we continue to operate as a standalone company; (3) a $1.5 million management fee payable to the Sponsor incurred after the Acquisition; and (4) a $1.2 million write off from discontinued product solutions by our Predecessor in 2012.

Operating income (loss)
Our combined operating loss was $47.5 million for 2012 as compared to a combined operating income of $24.7 million for 2011, a decrease of $72.2 million, or 292%. The decrease was primarily due to a $32.4 million decrease in revenue due to the negative impact of the adjustment in the fair value of deferred revenue as a result of the Acquisition and the $39.8 million increase in total operating expenses primarily due to an increase in costs directly related to the Acquisition and related costs, and non-recurring expenses incurred as we continue to operate as a standalone company as discussed above.

Without the negative impact of the adjustment in deferred revenue, costs of acquisition and disposal of business activities of our Predecessor and non-recurring expenses we incurred as we continue to be a standalone company, the operating income increased by $20.8 million or 44% in 2012 compared to 2011. The increase was primarily due to the $11.0 million increase in revenue across all segments, $24.5 million decrease in allocation of costs from Predecessor Parent and a combined $2.1 million decrease in selling and marketing, and general and administrative expenses, excluding depreciation expense. These were partially offset by a $10.4 million increase in depreciation and amortization, a $1.2 million increase in other operating expenses related to write-offs from a discontinued product solution by our Predecessor in 2012, and an increase in cost of revenues, excluding depreciation and amortization.

Interest income from Predecessor Parent
Upon completion of the Acquisition, the loan agreements that our Predecessor historically entered into with Thomson Reuters relating to intercompany cash management arrangements were satisfied in full.

Net interest (expense) income
Our net interest expense was $49.0 million for 2012, as compared to a de minimis amount for 2011. This interest expense is primarily related to our issuance of long-term debt (including the $527.6 million under the Term Loan Facility and the $327.2 million of Senior Notes) to finance the Acquisition. Included in the interest expense were amortization of debt issue cost and deferred finance costs of $1.1 million and $1.6 million, respectively. In addition, on October 3, 2012, we refinanced our Senior Credit Facility, as a result of which the loans with certain lenders were determined to be extinguished. As a result, we recorded $6.7 million of loss on early extinguishment of long-term debt, which was included in Net interest (expense) income.

Benefit from income taxes
Our combined income tax benefit was $34.8 million for 2012, as compared to a $9.9 million provision for 2011. This change was primarily due to our lower taxable income in 2012 compared to the prior year. The effective tax rate for 2012 was 36%, as compared to 40% for 2011. The decrease in effective rate was primarily due to the impact of certain Acquisition related expenses incurred in this period that were not deductible.

Segment discussion
The following table summarizes our segment information for the fiscal years ended December 31, 2012 and 2011:

(Dollars in thousands)	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Combined year ended December 31, 2012	% of revenue	Year ended December 31, 2011	Change	% change
	(Successor)	(Predecessor)			(Predecessor)
Payer
Revenues	$136,922	$106,482	$243,404	100%	$245,065	$(1,661)	(1)%
Segment operating income	27,060	15,411	42,471	17%	37,378	5,093	14%
Depreciation and amortization	10,978	9,539	20,517	8%	23,795	(3,278)	(14)%
Hospitals
Revenues	59,300	53,236	112,536	100%	124,980	(12,444)	(10)%
Segment operating income	4,353	8,222	12,575	11%	29,231	(16,656)	(57)%
Depreciation and amortization	6,352	5,520	11,872	11%	9,323	2,549	27%
Clinicians
Revenues	45,563	49,277	94,840	100%	111,672	(16,832)	(15)%
Segment operating income	3,231	14,347	17,578	19%	33,746	(16,168)	(48)%
Depreciation and amortization	4,840	4,206	9,046	10%	5,941	3,105	52%
Cost of operations, depreciation and amortization and operating income for our segments are based on figures that reflect depreciation of hardware and other tangible assets and amortization of developed technology and content, but exclude amortization of other identifiable intangible assets and other operating expenses because our CODM during both the Predecessor and Successor Periods did not consider these items when assessing performance. See Note 17 to the consolidated and combined financial statements included elsewhere in this Annual Report.
See Note 17 to the consolidated and combined financial statements included elsewhere in this Annual Report, for a reconciliation of segment financial information.

Payer segment
Revenues

Our Payer segment revenues were $243.4 million for 2012, as compared to $245.1 million for 2011, a decrease of $1.7 million, or 1%. This was primarily due to the adjustment that reduced deferred revenue in the amount of $9.0 million in connection with the Acquisition. Offsetting the adjustment to deferred revenue, the revenues increased by $7.3 million, or 3%, in 2012 as compared to 2011. The increase was primarily due to an overall increase in revenue in the Employers/Health Plans and Pharma customer channels, especially from Employers/Health Plans new contract implementation revenue.

Revenue in the Employers/Health Plans customer channel increased from $123.5 million in 2011 to $133.0 million in 2012, or 8%, primarily due to new contract implementation partially offset by lower revenue from our Early Retirement Reinsurance Program (a decrease of $6.8 million) due to lower demand. Revenue in the Federal Government customer channel decreased to $38.8 million in 2012 from $55.4 million in 2011, or 30%, principally due to selling cycle delays and lower new sales and contract cancellations. Revenue in the State Government customer channel increased to $34.5 million in 2012 from $32.5 million in 2011, or 6%, principally due to the signing of large State government contracts. Revenue in the Pharma customer channel increased from $33.7 million in 2011 to $37.0 million in 2012, or 10%, primarily due to strong sales in our MarketScan solutions.

Segment operating income

Our combined cost of operations, which includes depreciation and amortization expense, for the Payer segment was $200.9 million for 2012 as compared to $207.7 million for 2011, a decrease of $6.8 million, or 3%. The decrease in cost of operations was primarily due to lower depreciation and amortization as well as cost cutting initiatives related to underperforming contracts within the Federal and State Government customer channel.

Our combined depreciation and amortization expense for the Payer segment was $20.5 million for 2012 as compared to $23.8 million for 2011, a decrease of $3.3 million, or 14%. This was primarily due to lower capital expenditure and the overall impact of the fair value adjustment of computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.

Our Payer segment operating income was $42.5 million for 2012, as compared to $37.4 million for 2011, an increase of $5.1 million, or 14%. This increase was due primarily to lower cost of operations and decreased depreciation and amortization expense, which more than offset the decline in revenue described above.

Hospitals segment

Revenues

Our Hospitals segment revenues were $112.5 million for 2012, as compared to $125.0 million for 2011, a decrease of $12.5 million, or 10%. This was primarily due to the adjustment that reduced deferred revenue in the amount of $15.8 million in connection with the Acquisition. Offsetting the adjustment to deferred revenue, the revenues increased by $3.3 million, or 3%, in 2012 as compared to 2011. The increase was primarily due to an increase in subscription revenue from Population Health solutions, which were recently launched.

Segment operating income

Our combined cost of operations, which includes depreciation and amortization expense, for the Hospitals segment was $100.0 million for 2012 as compared to $95.7 million for 2011, an increase of $4.3 million, or 4%. The increase in cost of operations was primarily due to increased cost of revenues from the revenue growth, without the write down of deferred revenue and higher depreciation and amortization expense, as described below.

Our combined depreciation and amortization expense for the Hospitals segment was $11.9 million for 2012 as compared to $9.3 million for 2011, an increase of $2.6 million, or 27%. This was primarily due to new capital expenditure related to Population Health solutions and the overall impact of the fair value adjustment of computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.

Our Hospitals segment operating income was $12.6 million for 2012, as compared to $29.2 million for 2011, a decrease of $16.6 million, or 57%. The decrease in operating income was due primarily to the decrease in revenue and increase in operating expenses discussed above.

Clinicians segment

Revenues

Our Clinicians segment revenues were $94.8 million for 2012, as compared to $111.7 million for 2011, a decrease of $16.9 million, or 15%. This was primarily due to the adjustment that reduced deferred revenue in the amount of $18.7 million in connection with the Acquisition. Offsetting the adjustment to deferred revenue, the revenues increased by $1.8 million, or 2%, in 2012 as compared to 2011. This increase was primarily due to an increase in subscription revenue from Intelligent Evidence solutions due to higher demand.

Segment operating income

Our combined cost of operations, which includes depreciation and amortization expense, for the Clinicians segment was $77.3 million for 2012 as compared to $77.9 million for 2011, a decrease of $0.6 million, or 1%. The decrease in cost of operations was primarily due to cost savings initiatives.

Our combined depreciation and amortization expense for the Clinicians segment was $9.0 million for 2012 as compared to $5.9 million for 2011, an increase of $3.1 million, or 52%. This was primarily due to capital expenditures during the year, which were partially offset by the overall impact of the fair value adjustment of computer hardware and other property, and developed technology and content with estimated longer useful lives as a result of the Acquisition.

Our Clinicians segment operating income was $17.6 million for 2012, as compared to $33.7 million for 2011, a decrease of $16.1 million, or 48%. The decrease in operating income was primarily due to the decrease in revenue and offset by the decrease in operating expenses, each as discussed above.

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

EBITDA and Adjusted EBITDA are supplemental measures of our overall performance and our ability to service debt that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. In addition, our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes that the presentation of EBITDA and Adjusted EBITDA and the ratios using EBITDA and Adjusted EBITDA included in this report provide useful information to investors regarding our results of operations because they assist in analyzing and benchmarking the performance and value of our business.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2013, the combined year ended December 31, 2012, and the year ended December 31, 2011:

	Year ended December 31,	Combined year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
(Dollar in thousands)	2013	2012	2012	2012	2011
	(Successor)		(Successor)	(Predecessor)
Net income (loss)	$(344,989)	$(61,745)	$(54,112)	$(7,633)	$14,881
Provision for (benefit from) income tax	(84,927)	(34,796)	(29,993)	(4,803)	9,859
Interest income from Predecessor Parent	—	—	—	—	(134)
Net interest expense (income)	70,581	49,011	49,014	(3)	63
Depreciation	21,219	13,505	6,700	6,805	14,851
Amortization of developed technology and content	31,894	27,930	15,470	12,460	24,208
Amortization of other identifiable intangible assets	34,460	27,753	19,527	8,226	19,691
EBITDA	(271,762)	21,658	6,606	15,052	83,419
Acquisition related and transition costs to a standalone company(1)	30,815	70,449	48,164	22,285	22,222
Allocation of costs from Predecessor Parent and Affiliates(2)	—	14,871	—	14,871	44,709
Estimated standalone costs(3)	—	(10,306)	—	(10,306)	(23,090)
Non-cash stock compensation expense	1,457	1,384	329	1,055	1,349
Deferred revenue adjustments(4)	8,758	43,484	43,484	—	—
Shared asset depreciation(5)	—	558	—	558	1,538
Goodwill impairment(6)	366,662	—	—	—	—
Asset write-offs/retirements(7)	1,856	—	—	—	—
Other(8)	2,929	1,719	(4,129)	5,848	424
Adjusted EBITDA	$140,715	$143,817	$94,454	$49,363	$130,571

(1)
The Successor periods included retention incentives to key employees related to the Acquisition and costs as we transition to a standalone company. The Predecessor periods included disposal related costs and severances and bonuses in connection with the disposal. See Note 14 to the consolidated and combined financial statements, included elsewhere in this Annual Report.

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
(6) Goodwill impairment loss on all three reporting units. See Note 8 to the consolidated and combined financial statements, included elsewhere in this Annual Report.

(7)
Includes $562 of write-offs and retirements of certain computer hardware and other assets, and $1,294 write-off of advanced revenue share with a supplier. See Note 16 to the consolidated and combined financial statements, included elsewhere in this Annual Report.

(8)	Other mainly includes recurring management fees paid to the Sponsor in 2013 and non-cash vacation accrual true-up charges in connection with the Acquisition in 2012.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Year ended December 31, 2013	Combined - Year ended December 31, 2012	From inception (April 20, 2012) to December, 2012	January 1, 2012 to June 6, 2012	Year ended December 31, 2011
	(Successor)		(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$(1,365)	$45,158	$27,352	$17,806	$85,017
Net cash used in investing activities	(43,785)	(1,290,957)	(1,280,672)	(10,285)	(40,521)
Net cash provided by (used in) financing activities	31,765	1,269,612	1,277,125	(7,513)	(44,659)
Operating activities
Cash provided by (used in) operating activities for the year ended December 31, 2013 was $(1.4) million as compared to cash provided by operating activities of $45.2 million for the combined year ended December 31, 2012, a decrease of $46.5 million. The decrease was mainly due to $25.8 million increase in interest payments related to our debt during the 2013 period. This was partially offset by a $30.2 million increase in cash receipts from customers due to improved efforts in collection and a $50.9 million increase in payments to various suppliers mainly due to timing of cash payments.

Cash provided by operating activities for 2012 was $45.2 million as compared to $85.0 million for 2011. This decrease of $39.8 million was primarily related to a decrease in net income, driven by Acquisition related costs and activities and interest payments. Cash receipts from customers decreased by $2.9 million in 2012 compared to 2011 primarily due to lower revenues. We made interest cash payments of $36.3 million in 2012 related to our debt used to partially fund the Acquisition. The increase in cash payments of $22.0 million directly related to other operating costs, including acquisitions/disposal costs were more than offset by a $21.4 million decrease in cash payments to suppliers and service providers due to timing of payments.

Investing activities
Cash used in investing activities for the year ended December 31, 2013 of $43.8 million was mainly due to $43.5 million in capital expenditures related to a new data center, IT infrastructure and developed technology and content and $0.3 million notes receivable from VCPH Holding LLC as compared to $1,291.0 million for the combined year ended December 31, 2012, which mainly related to cash used to pay the purchase price of the Acquisition in 2012 of $1,249.4 million. Capital expenditures increased by $1.9 million due to an increase in computer hardware, IT infrastructure and developed technology and content as the Company transitioned into a standalone company.

Cash used in investing activities for the year ended December 31, 2011 of $40.5 million consist mainly of capital expenditures related to computer hardware and developed technology and contents.

Financing activities
Cash provided by financing activities for the year ended December 31, 2013 was $31.8 million. This amount consisted of a $30.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.4 million of additional capital contribution from the Parent, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $5.3 million of principal repayment of the Senior Term Loan Facility, $5.8 million of premium payment to lenders for the April 2013 Refinancing and $0.8 million principal payment of capital lease obligation.
Cash provided by financing activities for the combined year ended December 31, 2012 was $1,269.6 million. During 2012, cash provided by financing activities in 2012 included $464.4 million in cash from equity contributions, $842.1 million from the issuance of debt (Term Loan Facility and Notes) that was used to pay the purchase price of the Acquisition, which was partially offset by $2.6 million of principal payment on the Senior Term Loan Facility, $21.6 million of debt issuance costs and $5.2 million of premium payment to lenders for the October 2012 Refinancing. In addition, there was an increase of $16.8 million in the net investment of the Predecessor Parent in our Predecessor and a $9.2 million decrease in notes receivable from the Predecessor Parent.
Cash used in financing activities for the year ended December 31, 2011 amounted to $44.7 million due to the decrease of $53.0 million in the net investment of the Predecessor Parent in our Predecessor and a decrease in notes receivable from the Predecessor Parent of $8.4 million.
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
Liquidity and Capital Resources

Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. For ongoing liquidity purposes, we intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant consideration on the contract is paid upfront and most contracts are renewed during the latter part of the fourth quarter. Many renewals are billed in December and January, which are normally collected in the first quarter of the following year. As such, we have historically experienced a low level of cash every third quarter of a calendar year, but that may vary depending on any new significant contracts driven by State government projects, concurrent with the start of the State government’s fiscal year.

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next year. We expect to spend approximately $40 million on capital expenditures in 2014 (excluding acquisitions and related costs); however, actual capital expenditures may differ. As of December 31, 2013, we had outstanding letters of credit of $0.3 million, which reduced the available line of credit to $19.7 million.

Indebtedness

As of December 31, 2013, our principal outstanding indebtedness was $888.1 million, consisting of $531.0 million from under the Term Loan Facility, $327.2 million under the Notes and $30.0 million from the Revolving Credit Facility.
A discussion of our outstanding indebtedness as of December 31, 2013 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility, with a maturity of seven years, and the $50.0 million Revolving Credit Facility with a maturity of five years. As of December 31, 2013, the Company had an outstanding revolving loan of $30.0 million and outstanding letters of credit of $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $19.7 million.

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
All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's future wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven's ability, and the ability of each of any restricted subsidiaries, to: sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase its capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.
In addition, the Senior Credit Facility requires Truven, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We were in compliance with all of these credit facility covenants as of December 31, 2013.

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting on June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes to the terms and conditions.
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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates, mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding's business and operations. We were in compliance with these covenants as of December 31, 2013.

On June 5, 2013, we entered into the second supplemental indenture (the “Second Supplemental Indenture”), whereby the guarantee release provision in the Indenture, which allows guarantors to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations), was amended to apply only to subsidiary guarantors and not to Truven Holding.

Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we would exchange the Notes issued in a private offering (the "Old Notes") (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the “Exchange Notes”) (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Old Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum.

On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven accepted for exchange all $327,150 aggregate principal amount of the Old Notes tendered. As of August 1, 2013, the interest rate on the new Notes reverted to 10.625%.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, significant consideration on the contract is paid upfront and most contracts are renewed during the latter part of the fourth quarter. Many renewals are billed in December and January, which are normally collected in the first quarter of the following year. As such, we have historically experienced a low level of cash every third quarter of a calendar year, but that may vary depending on any new significant contracts driven by State government projects, concurrent with the start of the State government’s fiscal year.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commitments as of December 31, 2013:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$327,150	$—	$—	$—	$327,150
Other long-term obligations(2)	560,989	5,348	10,696	40,696	504,249
Interest on indebtedness(3)	358,391	59,487	118,706	117,357	62,841
Operating lease obligations(4)	49,140	10,600	19,186	9,564	9,790
Capital lease obligations(5)	4,007	1,731	1,517	759	—
Total contractual obligation	$1,299,677	$77,166	$150,105	$168,376	$904,030

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility, including the $30.0 million revolver with a maturity of five years.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility, the Notes, and additional penalty interest in connection with the Registration Rights Agreement. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of December 2013. The one month LIBOR rate on the Senior Credit Facility during the month of December 2013 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Notes was 10.625%.

(4) Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents capital lease payments including interest of $0.3 million.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target, then the entire prepayment amount is deemed earned by the supplier. As of December 31, 2013, the balance remaining from the $2.0 million that was paid in 2013 amounted to $0.7 million, net of $1.3 million amount written off representing the estimated revenue share of the supplier that will not be met on grace period.

As of December 31, 2013, other than the operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See “Risk Factors-Risks related to our business-As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements.”

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

Critical Accounting Policies
Our critical accounting policies are those that we believe are most important to the presentation of our financial position and results and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of judgment. For more information, see Note 2 to the audited financial statements included in this Annual Report. In certain circumstances, the preparation of our consolidated and combined financial statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the assumptions and other considerations used to estimate amounts reflected in our Predecessor's combined financial statements and Successor's consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and financial condition. We believe the policies described below are our most critical accounting policies.
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
Multiple Element Arrangements
Our multiple element arrangements are typically comprised of two deliverables: (1) the design, production, testing and installation of the customer's database; and (2) the provision of ongoing data management and support services in conjunction with licensed data and software. Such deliverables are accounted for as separate units of accounting if the following criteria are met:

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

•
For contracts entered into or materially modified on or after January 1, 2011, revenue is allocated to deliverables based upon the following hierarchy: (i) VSOE; (ii) TPE; and (iii) best estimate of selling price (“ESP”). The objective of ESP is to determine the price at which we would offer each unit of accounting to customers if each unit were sold regularly on a standalone basis. We use a cost plus a reasonable margin approach to determine ESP for each deliverable. Revenue related to database production is recognized using a proportional performance model, with reference to labor hours. Revenue related to ongoing services is recognized on a straight line basis over the applicable service period, provided that all other relevant criteria are met. For contracts entered into on or after January 1, 2011, we were able to separate the production of the database installation deliverable and the ongoing services deliverable into two separate units of accounting given that the deliverables have value to the customer on a standalone basis. The revenue is allocated to these units of accounting based upon relative ESP.

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
Goodwill and Other Finite Lived Intangible Assets
Carrying value of goodwill in each reporting unit is formally reviewed every November 1st of each year or whenever events or circumstances occur for possible impairment. We consider the following to be important factors that could trigger an impairment review and may result in an impairment charge: (a) significant and sustained underperformance relative to historical or projected future operating results; (b) identification of other impaired assets within a reporting unit; (c) significant and sustained adverse changes in business climate or regulations; (d) significant negative changes in senior management; (e) significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and (f) significant negative industry or economic trends. Other finite lived intangible assets are reviewed periodically whenever there is a triggering event that indicates the carrying amount may not be recoverable.
The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The impairment review process contains uncertainties because it requires us to make market participant assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. Since quoted market prices for our reporting units are not available, we estimate the fair value of the reporting unit or asset group using the income approach and the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved and we may be required to recognize additional impairment charges. The following are key assumptions we use in making cash flow projections:

•
Business projections - we make assumptions about the demand for our products solution and platforms. These assumptions drive our planning assumptions for pricing, retention and renewal rates and expected revenue from new projects. We also make assumptions about our cost levels. These projections are derived using our internal business plans that are updated at least annually and reviewed by our Board of Directors.

•
Discount rate - when measuring possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use. The determination of the discount rates for each reporting unit includes factors such as the risk-free rate of return and the return an outside investor would expect to earn based on the overall level of inherent risk. The determination of expected returns includes consideration of the beta (a measure of volatility) of traded securities of comparable companies and risk premiums of reporting units based on international cost of capital methods. Discount rate assumptions for these reporting units take into account our assessment of the risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We also review marketplace data to assess the reasonableness of our computation of our overall weighted average cost of capital and, when available, the discount rates utilized for each of these reporting units.

•
Economic projections - Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry revenues and pricing estimates. These macro-economic assumptions include, but are not limited to, industry sales volumes and interest rates.

•
Long-term growth rate - A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free cash flows. The growth rate is the expected rate at which a business unit’s earnings stream is projected to grow beyond the planning period.

•
Market comparables - We select comparable companies in which our reporting units operate based on similarity of type of business, relative size, financial profile, and other characteristics of those companies compared to our reporting units. Trailing and forward revenue and earnings multiples derived from these comparable companies are applied to financial metrics of these reporting units to determine their estimated fair values, adjusted for an estimated control premium.

In addition, we make assumptions about the useful lives of our intangible assets. Intangible assets (including our developed technology and content) are amortized over their useful lives, which have been derived based on an assessment of such factors as attrition, expected volume and economic benefit. We evaluate the useful lives of our intangible assets on an annual basis. Any changes to our estimated useful lives could cause depreciation and amortization to increase or decrease.
The Company completed the impairment analysis relating to the goodwill of each reporting unit as of November 1, 2013. The first step of the Company’s impairment test indicated that the carrying value of all the three reporting units exceeded its fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. The second step of the goodwill impairment test required us to fair value all assets and liabilities of our three reporting units to determine the implied fair value of each reporting unit’s goodwill. We compared the implied fair value of each reporting unit’s goodwill to its carrying value. This test resulted in an aggregate non-cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.
Impairment of Long Lived Assets
We periodically re-evaluate carrying values and estimated useful lives of long lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income. As of December 31, 2013, the Company concluded that there were no impairment on long lived assets.

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
We assess our uncertain tax positions quarterly to determine if reserve is necessary based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. We account for uncertain tax positions in accordance with FASB ASC 740 relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in an entity's income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure, and transition. Our policy is to include interest and penalties in our provision for income taxes.
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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for fiscal years, and periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard has no impact on the Company’s condensed consolidated and combined financial statements.

In July 2013, the FASB issued ASU 2013-11, Income taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The amendment in ASU 2013-11 is effective for the Company for fiscal years beginning after December 15, 2013, including periods in 2014. The adoption of this standard will not impact the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of December 31, 2013, we had $561.0 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of December 31, 2013 was 0.17%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into interest rate swaps, modify any then-existing interest rate swaps or make changes that may impact our ability to treat any interest rate swaps as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes. We have adopted a hedging policy, which is consistent with the covenants under the Senior Credit Facility.
Foreign Currency Exchange Risk
We have foreign subsidiaries in the United Kingdom and India whose functional currency is the British Pound Sterling (GBP) and Indian Rupee (INR), respectively. These subsidiaries were primarily established to function as sales and marketing support to the Parent and have no significant impact on our operations. We do not believe that changes in the GBP and INR relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain certain contracts and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein following the signature page, beginning on page F-1.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the "SEC"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013 because of the material weaknesses discussed below.

Management's Report on Internal Control over Financial Reporting

We are currently not yet required to comply with items (a) and (b) of Regulation S-K 308 (the SEC’s rule implementing Section 404 of the Sarbanes Oxley Act of 2002) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Further, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.

Identification of Material Weaknesses

In connection with the audits of our financial statements for the years ended December 31, 2013 and 2012, we identified control deficiencies in our internal control over financial reporting that constituted material weaknesses. As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or financial statements will not be prevented or detected on a timely basis. Specifically, it was determined that material weaknesses exist as follows: (1) the Company does not maintain effective controls over reconciliation of certain financial statement accounts; (2) the Company does not maintain effective controls over the accounting for business combinations; (3) the Company does not maintain effective controls over the accounting for taxes; and (4) the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP.

These material weaknesses resulted in audit adjustments to our accounts and disclosures. Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated and combined financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Process

The Company is in the process of remediation efforts on the above listed material weaknesses. The Company is currently implementing the requirements of Section 404 and, while undergoing this implementation, are addressing the processes and control surrounding the above mentioned material weaknesses. As a part of this implementation, the Company had documented its significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls have been identified, documented, and will be tested in 2014. Remediation efforts, where applicable, will be identified, tracked and monitored to ensure effectiveness of control design and operation. While undergoing this process, the Company will continue to assess current staffing levels and skills and have committed to supplement staffing and training as appropriate.

The following actions, under the supervision of the Company's management, have been implemented during the year:

•
The Company has augmented its quarterly and annual financial procedures to allow for more substantive review of financial results before the release of quarterly earnings and the filing of the quarterly reports of Form 10-Q and Annual Report on Form 10-K.

•
The Company has documented all financially significant processes, identified related key controls and, control design gaps, and devised a plan for remediation to enhance the controls, particularly in the area of account reconciliations.

•	The Company has added resources to support the additional review procedures and to support remediation activities.

Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next 12 months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control over Financial Reporting

As described above under Remediation of Material Weaknesses in Process, there were changes in our internal control over financial reporting. The Company continued its remediation effort, including the documentation of processes for all financially significant areas, identifying related key controls and assessing the effectiveness of the design of those key controls. During this process, management has identified opportunities to enhance the design and effectiveness of such internal controls and has been implementing those improvements during the quarter ended December 31, 2013.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors
The following is information about those individuals who currently serve as directors of Truven Holding and Truven. Each of these directors has served in such capacity since the closing of the Transactions on June 6, 2012, except for Benjamin M. Polk, who has served in such capacity since October 2012. In accordance with the by-laws, each director shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal. The age of each individual in the table below is as of December 31, 2013:

Name	Age	Position
Ramzi M. Musallam	45	Chairman of the Boards of Directors
Mike Boswood	63	Director, President and Chief Executive Officer
Hugh D. Evans	45	Director
Jeffrey P. Kelly	39	Director
Benjamin M. Polk	62	Director
Biographical information concerning our directors is set forth below.
Ramzi M. Musallam serves as the Chairman of our boards of directors. Mr. Musallam is the Managing Partner of Veritas Capital, which he has been associated with since 1997. Previously, Mr. Musallam worked at the private equity firms Pritzker & Pritzker and Berkshire Partners. He is a member of the boards of directors of Aeroflex Holding Corp. and CPI International, Inc., as well as a member of the boards of directors of several private companies, and was a member of the boards of directors of Vangent, Inc. from February 2007 to September 2011 and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Mathematical Economics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our boards of directors because of his position as the Managing Partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.
Mike Boswood serves as our President and Chief Executive Officer, and as a member of our boards of directors. Mr. Boswood joined Thomson Reuters in 1997 and served until 2008 as President and Chief Executive Officer of Thomson International Legal & Regulatory, where he led development and execution strategies designed to grow Thomson Reuters’ legal and regulatory businesses outside of North America, particularly through investment in online services, most notably local Westlaw services. From 2008 until the closing of the Transactions, Mr. Boswood served as President and Chief Executive Officer of Thomson Reuters Healthcare (2008 and 2011-2012) and President and Chief Executive Officer of the combined Healthcare & Science business of Thomson Reuters (2009-2010). Prior to joining Thomson Reuters, Mr. Boswood held a number of senior positions at Reed Elsevier in the United Kingdom, The Netherlands and the United States. At Reed Elsevier, Mr. Boswood served as Managing Director of Elsevier Science Ltd., as Joint Managing Director of Elsevier Science Publishers BV and as President of Elsevier Science Inc. Mr. Boswood received a Bachelor’s degree in history and philosophy from the University of Kent at Canterbury. He is a past president of the UK Publishers Association, served on the board of the Copyright Clearance Center Inc. from 1988-1995 and was non-executive chairman of the Institute of Physics Publishing from 2004-2007.
Hugh D. Evans serves as a member of our boards of directors. Mr. Evans is a Partner at Veritas Capital. Prior to joining Veritas Capital in 2005, Mr. Evans was a Partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a Principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly-owned subsidiary of Merrill Lynch. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Evans is the Chairman of the boards of directors of Aeroflex Holding Corp. and CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Evans was chosen to serve on our boards of directors because of his position as a Partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.
Jeffrey P. Kelly serves as a member of our boards of directors. Mr. Kelly is a Principal at Veritas Capital. Prior to joining Veritas Capital in 2008, Mr. Kelly was a Vice President in the Leveraged Finance Group at Goldman Sachs & Co., where he structured and executed loan and high yield bond financings for leveraged buyouts and strategic acquisitions across a variety of industries. Mr. Kelly currently serves as a member of the boards of directors of CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Kelly holds a B.S. in Finance from Washington University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Kelly was chosen to serve on our boards of directors because of his experience and familiarity with Truven and his extensive experience in finance, capital markets and private equity investment.
Benjamin M. Polk serves as a member of our boards of directors. Mr. Polk is a Partner at Veritas Capital. Prior to joining Veritas Capital in 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career, Mr. Polk worked with Veritas Capital as its lead outside legal counsel on virtually every major transaction Veritas Capital has been involved in since its founding. Mr. Polk is a member of the boards of directors of Monster Beverage Corporation, Aeroflex Holding Corp. and CPI International, Inc., as well as a member of the boards of directors of several private companies. He holds a B.A. from Hobart College and a J.D. from Cornell Law School. Mr. Polk was chosen to serve on our boards of directors because of his extensive experience in finance and private equity investment.
Information concerning our executive officers
With the exception of Mr. Boswood, our President and Chief Executive Officer, whose information is presented above with the information about our directors, the following is information about our executive officers. Each of these executive officers has served in such capacity since the closing of the Transactions on June 6, 2012, except for Dr. Michael Taylor, who has served in such capacity since February 2013. The age of each individual in the table below is as of December 31, 2013:

Name	Age	Position
Philip Buckingham	58	Executive Vice President and Chief Financial Officer
Tony Donofrio	50	Senior Vice President of Technology and Chief Technology Officer
Jon Newpol	55	Executive Vice President, Government
Anita Brown	45	Senior Vice President, Strategy and Marketing
Roy Martin	58	Executive Vice President, Commercial
Andra Heller	54	General Counsel
Andrea Degutis	60	Senior Vice President, HR & Communications
Dr. Michael Taylor	59	Chief Medical Officer

Biographical information of our executive officers:
Philip Buckingham serves as our Executive Vice President and Chief Financial Officer. Mr. Buckingham joined our Predecessor in 2006 and has focused on portfolio optimization, including the divestiture of over $200 million of non-strategic annual revenue, and on improving business processes and efficiencies. Mr. Buckingham served at Thomson Reuters for over 15 years and held various additional senior finance positions across Thomson Reuters business units, including Thomson Financial and Thomson Learning. Prior to joining Thomson Reuters, Mr. Buckingham held various positions with The McGraw-Hill Companies and Deloitte, Haskins & Sells. He has 30 years of finance experience. Mr. Buckingham received his Bachelor’s degree in accounting from Rutgers University and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.
Tony Donofrio serves as our Chief Technology Officer and Senior Vice President of Technology, in which capacity he is responsible for deployment and availability of products and internal systems, and for data acquisition and processing for Truven. Mr. Donofrio had been with Thomson Reuters for 11 years and had various responsibilities in both development and technical operations. He has 25 years of experience in information technology, with a focus on infrastructure and operations as well as software and product development. Mr. Donofrio has worked extensively in the scientific and healthcare arena, having developed clinical laboratory information systems and infrastructure services for Corning Life Sciences, and having worked with the Thomson Reuters businesses in software development, business systems and technology operations roles. He also has experience in the banking and financial industries, having worked with Chase Manhattan and having developed products for deep historical financial and econometrics analysis using proprietary time series database technology. Mr. Donofrio holds a Bachelor of Arts from New York University.
Jon Newpol serves as our Executive Vice President, Government Division, in which capacity he is responsible for the strategic vision, leadership and operational execution of our customer channels in the Government Division. Mr. Newpol held a variety of leadership positions within Thomson Reuters from the time he joined the company in 1995 until the closing of the Transactions. He has over 25 years of experience in employee benefits and healthcare management. Prior to joining Thomson Reuters, Mr. Newpol was a health and welfare benefits consultant with two consulting firms-Aon and Foster Higgins. Before that, he held various positions with Prudential, most notably as founder and Executive Director of its northeastern Ohio health plan. Mr. Newpol received a Bachelor of Business Administration in corporate risk management and insurance from the University of Georgia, a Master of Business Administration from the College of William and Mary and a Master of Public Health in health policy management from Emory University. He holds the CEBS, CLU and ChFC designations.
Anita Brown serves as our Senior Vice President, Strategy and Marketing, in which capacity she is responsible for defining and driving Truven’s business strategy. Ms. Brown is also responsible for analyzing industry, customer, technology and competitive trends and overseeing our Emerging Business Opportunities program. Prior to joining our Predecessor in 2006, she developed significant experience in market strategy, product management and software product development at Telcordia Technologies, a telecommunications software product and consulting business. At Telcordia, she served as Executive Director of the Product Management and Development divisions for eight years, most recently having led a 180 person product development and services team responsible for a real time services delivery platform. Ms. Brown received an undergraduate degree in mathematics and computer science from Manhattan College, a Master of Science degree in computer science from Columbia University, and a Master of Business Administration degree from Columbia Business School.

Roy Martin serves as our Executive Vice President, Commercial Division, in which capacity he is responsible for the strategic vision, leadership, and operational execution of our customer channels in the Commercial Division.  Mr. Martin joined the company in July, 2013.  Prior to joining our company, Mr. Martin was the CEO of WELM Ventures, LLC, a venture capital firm he founded in 2011.  Prior to launching WELM, he served from 2005 to 2011 as the president and CEO of the Tax and Accounting business of Thomson Reuters, a global tax software, services and publishing company.  Prior to Thomson Reuters, he served as President and CEO of Dialog Corporation, an online research company specializing in scientific, life sciences, and professional information.  Mr. Martin received a Bachelor’s degree in Political Science from Virginia Tech and earned his Master of Business Administration at Emory University.  He currently serves on the board of directors of the American Heart Association of Minnesota.

Andra Heller serves as our General Counsel. Ms. Heller joined Solucient LLC in 2000, as General Counsel. Solucient LLC was ultimately acquired by Thomson Reuters in 2006. She previously served as a partner with the corporate practice group of Freeborn & Peters, a commercial law firm in Chicago. Ms. Heller received a Bachelor of Arts in English from Iowa State University and a J.D. from the University of Iowa College of Law. She also served as a law clerk to the Judge of the U.S. Bankruptcy Court for the Northern District of Iowa.
Andrea Degutis serves as our Senior Vice President, HR & Communications, in which capacity she is responsible for global HR strategy, talent development and organization effectiveness, as well as internal communications. Ms. Degutis joined Thomson Reuters in July 2002 as Senior Vice President, HR & Communications for the scientific group of businesses. She has extensive human resources experience in the information publishing industry, having held senior human resources positions with the Wolters Kluwer International Health & Science business for 12 years and, earlier in her career, with W.B. Saunders Company/CBS. She also has directed human resources planning in the banking and diversified services management industries. Ms. Degutis holds a Bachelor of Arts in Languages from Temple University.

Dr. Michael Taylor serves as our Chief Medical Officer. Dr. Taylor is responsible for developing, evaluating, and maintaining health and wellness efforts as well as thought leadership, strategy, and expertise in innovation and product development across the healthcare spectrum. Dr. Taylor joined our Predecessor in 2011 as Vice President and National Business Medical Leader within the employer market. He remained with us in that role following the closing of the Transactions on June 6, 2012, until he was appointed as our Chief Medical Officer in February 2013. Prior to joining our Predecessor, Dr. Taylor served as the Medical Director for health promotion and disease management for Caterpillar Inc. from 2000 to 2011. Dr. Taylor was a co-owner of a five person medical group for 14 years, practicing outpatient and hospital-based primary care in Pekin, Illinois. He was Chief of Medicine and Chief of Staff at that hospital. He later served for 3 years as the Chief Medical Officer for Pekin Hospital and Progressive Health Systems, involved in quality improvement, developing and implementing a hospitalist program, and served as Medical Director for the Pharmacy/Therapeutics committee for the hospital and health plan. Dr. Taylor has served on the boards of the Integrated Benefits Institute (IBI) and the Midwest Business Group on Health (MBGH), and as the Chairman of the Board for The Center for Health Value Innovation. Dr. Taylor graduated from the University Of Illinois College Of Medicine in 1980, and completed an Internal Medicine residency at the University Of Illinois College Of Medicine in Peoria in 1983. Dr. Taylor is a board-certified internist and is a Fellow in the American College of Physicians and a member of the American College of Occupational and Environmental Medicine.
Our board of directors has not designated an audit committee financial expert.

Code of Ethics
We have adopted a code of ethics for all employees, including our chief executive officer, chief financial officer, chief accounting officer and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at http://truvenhealth.com/about-us/our-company.

ITEM 11 - EXECUTIVE AND DIRECTOR COMPENSATION
Prior to the Acquisition, the executives and employees of Truven participated in the compensation programs and policies of Predecessor Parent, but we transitioned our executives and employees to Truven-sponsored compensation programs and policies when Truven became a standalone company. The information in this Executive Compensation section reflects our compensation structure and policies as of December 31, 2013 and the post-Acquisition compensation packages provided by us to the named executive officers. The following individuals are our named executive officers for 2013:

Mike Boswood	President and Chief Executive Officer
Philip Buckingham	Executive Vice President and Chief Financial Officer
Jon Newpol	Executive Vice President, Government

The following table sets forth the cash and other compensation we have paid to our named executive officers for 2013 and 2012:
Summary Compensation Table

Name and Principal Position	Year	Salary[1] ($)	Bonus[2] ($)	Stock Awards[3] ($)	Non-Equity Incentive Plan Compensation[4] ($)	All Other Compensation[5]($)	Total ($)
Mike Boswood, President and CEO	FY 2013	525,000	—	400,533	—	—	925,533
	FY2012	299,178	—	102,687	256,545	—	658,410

Philip Buckingham, Executive Vice President and CFO	FY 2013	405,923	—	139,316	—	9,005	554,244
	FY 2012	219,682	—	35,717	96,942	4,548	356,889

Jon Newpol	FY 2013	364,000	—	139,316	—	7,280	510,596
	FY 2012	207,430	12,000	35,717	84,494	343	339,984

1.
Amounts in this column for 2012 represent salary that was actually paid by us to each named executive officer in our post-acquisition period of 2012. The named executive officers’ annualized 2012 base salaries were as follows: Mr. Boswood-$525,000, Mr. Buckingham-$385,500 and Mr. Newpol-$364,000.

2.
The named executive officers were eligible to receive performance and retention bonuses from Thomson Reuters as a result of the successful closing of the Acquisition and their continued employment with Truven through June 6, 2013 (one year after the closing of the Acquisition). Although payment of the performance and retention bonuses was subject to the named executive officers’ continued employment with Truven following the Acquisition, these amounts are not reflected in the “Summary Compensation Table” because they were awarded by, and were paid by, Thomson Reuters. See “Thomson Reuters Performance and Retention Bonuses” below for more information relating to the performance and retention bonuses. Mr. Newpol received a one-time bonus of $12,000 paid in March 2013 for his outstanding contributions during the quarter ended December 31, 2012.

3.
Amounts in this column include the grant date fair value of Class B Membership Interests in Holdings LLC that were granted to each of the named executive officers. The Class B Membership Interests are non-transferable and 20% of each named executive officer’s outstanding Class B Membership Interests vests on each of the first five anniversaries of June 6, 2012 (the closing of the Acquisition), so that 100% of each named executive officer’s outstanding Class B Membership Interest will become vested on June 6, 2017 subject to his continued employment with Truven. The fair value at the date of grant was based upon the value of the Class B Membership Interests of Holdings LLC less a 30% marketability discount. The value was determined as of December 31, 2012 based upon a number of factors, including the amount of investment made in exchange for Class A Membership Interests of Holdings LLC by Veritas Capital and certain members of management of the Company. The Class B Membership Interests are not publicly listed and therefore market value information is not readily available. The Company believes that the fair value of the Class B Membership Interests did not change materially between October 18, 2012 (the date of grant) and December 31, 2012 (the date of valuation). Accordingly, the table sets forth the fair value of the Class B Membership Interests as of December 31, 2012. The amount represents the estimate of compensation costs recognized in 2012 and 2013, excluding the effect of forfeiture and using the fair value of the awards as determined on the grant date. See “Class B Membership Interests” below for more information regarding the Class B Membership Interests.

4.
The named executive officers’ 2012 target annual incentive awards (as a percentage of their annual base salaries) were as follows: Mr. Boswood—125%, Mr. Buckingham—65% and Mr. Newpol—60%. Based on revenues, EBITDA and free cash flows for 2012, annual incentive awards were paid out in cash in March 2013 at 68.6% of target under Truven’s 2012 Annual Incentive Plan. The amounts in this column represent the portion of the annual incentive awards earned during our fiscal year 2012 and do not represent the full annual incentive awards. The named executive officers’ annualized 2012 annual incentive awards are as follows: Mr. Boswood—$450,188, Mr. Buckingham—$170,114, and Mr. Newpol—$148,271. The named executive officers’ 2013 target annual incentive awards (as a percentage of their annual base salaries) were as follows: Mr. Boswood-125%, Mr. Buckingham-75% and Mr. Newpol-60%. The company did not achieve the minimum targets for revenues, Adjusted EBITDA and free cash flows for 2013, so there were no annual incentive awards paid to these executive officers under Truven’s 2013 Annual Incentive Plan.

5.
Amounts in this column include the employer contributions made by Truven during our fiscal years 2013 and 2012 under the Truven Health Analytics Inc. 401(k) Savings Plan (the “401(k) Plan”) on behalf of each named executive officer, as follows: Mr. Buckingham-$3,005 and $1,048, respectively; and Mr. Newpol-$7,280 and $343 respectively. Mr. Boswood does not participate in the 401(k) Plan. The amount for Mr. Buckingham also includes $6,000 in 2013 and $3,500 in 2012, which were the aggregate amounts paid by Truven to Mr. Buckingham for a $500 monthly automobile allowance.

Equity Award Grants
There were no equity award grants to the named executive officers during 2013.

Outstanding Equity Awards
The table below provides information concerning the Class B Membership Interests that have not vested for each named executive officer outstanding as of December 31, 2013.

Outstanding Equity Awards Table for 2013 Fiscal Year End

Name	Class B Membership Interests That Have Not Vested (%)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]
Mike Boswood	0.92	1,342,015
Philip Buckingham	0.32	466,788
Jon Newpol	0.32	466,788

1.
Amounts in this column represent the unvested Class B Membership Interests in Holdings LLC (as a percentage of the total Class A Membership Interests and Class B Membership Interests that may be issued) that were granted to each of the named executive officers. 20% of each named executive officer’s Class B Membership Interests will vest on each of the first five anniversaries of June 6, 2012 (the closing of the Acquisition) and 100% of each Class B Membership Interest will vest in certain circumstances in connection with a “change in control”. See “Class B Membership Interests” below for more information regarding the terms of the Class B Membership Interests.

2.
The Class B Membership Interests are not publicly listed and therefore market value information is not readily available. Amounts in this column represent the fair value at December 31, 2013 of the unvested Class B Membership Interests in Holdings LLC. See footnote 3 to the “Summary Compensation Table for Fiscal Year 2013” for more information regarding the valuation of the Class B Membership Interests and “Class B Membership Interests” below for more information regarding the terms of the Class B Membership Interests.

Offer Letters
Philip Buckingham. Mr. Buckingham’s offer letter from Truven, dated August 27, 2012 and revised on March 13, 2013, offers him the position of Executive Vice President and Chief Financial Officer, with an annual base salary of $415,000. The letter provides him with a target annual incentive award of 75% of his base salary, full eligibility in Truven’s health and welfare programs, eligibility for participation in the 401(k) Plan, a monthly automobile allowance, and severance in the form of base salary continuation for 2 years if Mr. Buckingham is involuntarily terminated other than for cause and he executes a standard Truven separation agreement.
Jon Newpol. Mr. Newpol’s offer letter from Truven, dated August 27, 2012 and revised on October 1, 2012, offers him the position of Executive Vice President, Government, with an annual base salary of $364,000. The letter provides him with a target annual incentive award of 60% of his base salary, full eligibility in Truven’s health and welfare programs, eligibility for participation in the 401(k) Plan and severance in the form of base salary continuation for 78 weeks if Mr. Newpol is involuntarily terminated other than for cause and he executes a standard Truven separation agreement.
Thomson Reuters Performance and Retention Bonuses
Mike Boswood. Mr. Boswood had an agreement with Thomson Reuters, dated April 19, 2012, which provided Mr. Boswood with the opportunity to earn performance bonuses of $339,150, $262,500 and $984,375, each payable on March 31, 2013, subject to his continued employment with Truven for 90 days following the closing of the Acquisition and successful achievement of certain performance criteria. These bonuses were paid on March 29, 2013. The agreement provided Mr. Boswood other incentives, benefits and severance rights, none of which are obligations of Truven or conditioned upon Mr. Boswood’s employment with Truven. In addition, Mr. Boswood had a letter from Thomson Reuters, dated March, 2012, providing for payment of $1,000,000 on or about July 6, 2013, subject to his continued employment with Truven for one year following the closing of the Acquisition. A payment of $1,097,916 was made on December 17, 2013 to Mr. Boswood by Thomson Reuters to satisfy all remaining obligations under the retention agreements.

Philip Buckingham. Mr. Buckingham had a retention agreement with Thomson Reuters, dated April 16, 2012. The retention agreement provided Mr. Buckingham with the opportunity to earn performance bonuses of $220,506, $64,263 and $539,700 subject to the successful achievement of certain performance criteria, each payable on March 31, 2013, subject to his continued employment with Truven for 90 days following the closing of the Acquisition. These bonuses were paid on March 29, 2013. The retention agreement provided Mr. Buckingham other incentives, benefits and severance rights, none of which are obligations of Truven or conditioned upon Mr. Buckingham’s employment with Truven. In addition, Mr. Buckingham had a letter from Thomson Reuters, dated March, 2012, providing for payment of $150,000 on or about July 6, 2013, subject to his continued employment with Truven for one year following the closing of the Acquisition. This amount was paid on July 18, 2013.
Jon Newpol. Mr. Newpol had a retention agreement with Thomson Reuters, dated March 29, 2012. The retention agreement provided Mr. Newpol with the opportunity to earn performance bonuses of $208,208, $60,679 and $509,600 subject to the successful achievement of certain performance criteria, each payable on March 31, 2013, subject to his continued employment with Truven for 90 days following the closing of the Acquisition. These bonuses were paid on March 29, 2013. The retention agreement provided Mr. Newpol other incentives, benefits and severance rights, none of which are obligations of Truven or conditioned upon Mr. Newpol’s employment with Truven. In addition, Mr. Newpol had a letter from Thomson Reuters, dated March, 2012, providing for payment of $1,000,000 on or about July 6, 2013, subject to his continued employment with Truven for one year following the closing of the Acquisition. This amount was paid on July 18, 2013.
Class B Membership Interests
On October 18, 2012, each of the named executive officers received Class B Membership Interests of Holdings LLC equaling approximately 4.10% of the total issued and outstanding membership interests of Holdings LLC. The Class B Membership Interests are considered to be profits interests, representing the right to receive a percentage of the distributions when made by Holdings LLC if such distributions exceed specified internal rates of return thresholds. Class B Membership Interests do not entitle the holder to any portion of the fair value of Holdings LLC as of the date of issuance.

Class B Membership Interests may not exceed 6.25% in the aggregate. If the issuance of any additional Class B Membership Interests causes the aggregate Class B Membership Interests of outstanding Class B members to exceed 6.25%, the Class B Membership Interests of all outstanding Class B members (including our named executive officers) will be reduced on a pro rata basis, based on their respective Class B Membership Interests, so that the aggregate Class B Membership Interests held by all Class B members does not exceed 6.25%. If the employment duties of any of our named executive officers are changed, the percentage of his Class B Membership Interest may be increased or decreased by Holdings LLC.
Subject to continued employment with Truven, 20% of each named executive officer’s outstanding Class B Membership Interests vests on each of the first five anniversaries of June 6, 2012 (the closing of the Acquisition), so that 100% of each named executive officer’s outstanding Class B Membership Interest will become vested on June 6, 2017. The Class B Membership Interests would also become fully vested six months following a change in control or upon the named executive officer’s employment being terminated without cause or as a result of his death or disability within the six-month period following a change in control.
If a named executive officer’s employment with us terminates for any reason or he engages in competitive activity, that named executive officer will forfeit any unvested portion of his Class B Membership Interest and Holdings LLC will have the right, within 180 days of that termination, to repurchase for its fair value the vested portion of his Class B Membership Interest. If the named executive officer’s employment terminates as a result of his commission of an act of fraud, theft or financial dishonesty, his indictment or conviction of a felony or his engaging in competitive activity, he will forfeit for no consideration all of his Class Membership Interests, whether vested or unvested.
Class B Membership Interests generally may not be transferred, with very limited exceptions. Under certain circumstances, the named executive officers may be required to transfer their Class B Membership Interests if more than 50% of the outstanding Class A Membership Interests are transferred.

As of December 31, 2013, members of management own 4.59% of the total issued and outstanding membership interests of Holdings LLC. As of December 31, 2013, 0.39% of the Class B Membership Interests of the named executive officers had vested.
Annual Incentive Plan
Truven’s Annual Incentive Plan links compensation of participants with the financial performance of Truven. Each participant’s target annual incentive award is expressed as a percentage of his or her base salary based on the participant’s position within Truven. Annual incentive award payouts may be higher or lower than the target annual incentive awards, based on Truven’s financial performance. Financial performance is determined in Truven’s discretion and was weighted for 2012 for revenues (45%), Adjusted EBITDA (45%), and free cash flow (10%), subject to exceeding certain performance thresholds. In 2013 the Annual Incentive Plan was modified to weight performance for revenues (35%), Adjusted EBITDA (45%) and free cash flow (20%). Participants generally must be Truven employees on the date that awards are paid in order to receive their annual incentive awards; however, a participant may be entitled to receive all or a portion of his or her annual incentive award if a participant’s employment is terminated without cause prior to the payment date, depending on the participant’s date of termination. The named executive officers’ target annual incentives for 2012 (as a percentage of their base salaries) were as follows: Mr. Boswood-125%, Mr. Buckingham-65% and Mr. Newpol-60%. Based on 2012 revenues, Adjusted EBITDA, and free cash flows, annual incentive awards were paid out at 68.6% of target under Truven’s 2012 Annual Incentive Plan. The named executive officers’ target annual incentives for 2013 (as a percentage of their base salaries) were as follows: Mr. Boswood-125%, Mr. Buckingham-75% and Mr. Newpol-60%. Based on 2013 revenues, Adjusted EBITDA, and free cash flows, no annual incentive awards were paid out under Truven’s 2013 Annual Incentive Plan to these named executive officers. In 2014, financial performance will be weighted for revenues (35%), Adjusted EBITDA (45%), and free cash flow (20%), subject to exceeding certain performance thresholds.
401(k) Plan
The 401(k) Plan is a tax-qualified defined contribution savings plan for the benefit of all eligible employees of Truven. Employee contributions, including after-tax contributions, are permitted by means of pay reduction subject to a minimum of 1% and a maximum of 25% of plan compensation per payroll period. The 401(k) Plan also provides for regular employer matching contributions up to a maximum of 100% of employee contributions (other than catch-up contributions) up to 4% of a participant’s plan compensation. All employee contributions and earnings on employee contributions are at all times fully vested. Employer matching contributions are vested at a rate of 25% per year of service and are completely vested after four years of service. The employer contributions made by Truven during 2013 and 2012 under the 401(k) Plan on behalf of each named executive officer, are as follows: Mr. Buckingham-$3,005 and $1,048, respectively; and Mr. Newpol-$7,280 and $343, respectively. Mr. Boswood did not participate in the 401(k) Plan.

COMPENSATION OF DIRECTORS
During 2013, Mr. Boswood was the only member of the board of directors of Truven who was also an executive of Truven. Mr. Boswood did not receive any additional compensation for the services he provided to Truven as a member of its board of directors during 2013. The non-executive directors of Truven include Ramzi M. Musallam, who serves as the chairman of the board, Hugh D. Evans, Jeffrey P. Kelly and Benjamin M. Polk. During 2013, the non-executive directors of Truven did not receive any compensation for their service on the board of directors of Truven.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2013, Ramzi M. Musallam, Hugh D. Evans, Jeffrey P. Kelly and Benjamin M. Polk participated in discussions regarding the compensation packages of the named executive officers, none of whom have any relationships that would create a compensation committee interlock as defined under applicable SEC regulation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of Truven’s issued and outstanding stock is held by Truven Holding. Holdings LLC directly owns all of the issued and outstanding capital stock of Truven Holding.
The following table sets forth information as of March 17, 2014, with respect to the beneficial ownership of the Class A and Class B membership interests in Holdings LLC by:

∙	each person who is known by us to beneficially own 5% or more of Holdings LLC outstanding equity;
∙	each member of Truven's board of directors, the board of directors of Truven Holding, and the manager of Holding LLC;
∙	each of the Named Executive Officers ("NEO") in the Summary Compensation Table; and
∙	all executive officers and directors as a group.

To the Company’s knowledge, each of the holders of Class A and Class B membership interests in Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name of Beneficial Owner (1)	Percent of Class A Interests (2)	Percent of Class B Interests(2)
Veritas Capital (3)(4)	99.5%	--
Ramzi M. Musallam (3)(5)	99.5%	--
Mike Boswood	*	1.1%
Hugh D. Evans (3)	--	--
Jeffrey P. Kelly (3)	--	--
Benjamin M. Polk (3)	--	--
Philip Buckingham	*	*
Jon Newpol	--	*
All executive officers and directors as a group (9 persons)	100%	3.9%

*Denotes beneficial ownership of less than 1%.

1	Except as otherwise indicated, the address for each of the named beneficial owners is 777 E. Eisenhower Parkway, Ann Arbor, Michigan 48108.
2
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Class A and Class B membership interests represented 95.41% and 4.59% of Truven Holdings LLC membership interests, respectively.

3
The address for Veritas Capital and Messrs. Musallam, Evans, Polk and Kelly is c/o Veritas Capital, and the address is Veritas Capital Fund Management., LLC, 590 Madison Avenue, New York, New York, 10022.

4
Veritas Capital and its affiliated investment funds and certain co-investors hold indirect interests in Truven Holding through one or more intermediate entities. Such entities are managed by Veritas capital and one or more of its affiliate funds.

5
Ramzi M. Musallam, Chairman of the board of directors of Truven Holding is the Managing Partner of Veritas Capital. Ramzi M. Musallam may be deemed a beneficial owner of the Class A membership interests beneficially owned by Veritas Capital and its affiliated investment funds and certain co-investors. Mr. Musallam disclaims this beneficial ownership except to the extent of his pecuniary interest in such entities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory agreement
At the closing of the Acquisition, we entered into an advisory agreement with the Sponsor under which the Sponsor provides certain advisory services to us. As compensation for these services, we paid a transaction fee at the closing of the Acquisition. We will also continue to pay an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million, and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. In addition to the fees described above, we will also pay or reimburse the Sponsor or any of its affiliates for its out of pocket costs incurred in connection with activities under the advisory agreement, as well as the reasonable costs and expenses of its counsel and any advisers in connection with the monitoring of its investments in us, any requested amendment or waiver of any investment document and the sale or disposition of their respective interests in us. For the year ended December 31, 2013 the Company recorded an expense of $2.9 million, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's condensed consolidated statements of comprehensive loss.
Limited liability company agreement
At the closing of the Acquisition, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CIPH Holdings LLC (an entity managed by the Sponsor and owned by certain co-investors) and VCPH Investments LLC entered into the limited liability company agreement of Holdings LLC that sets forth provisions relating to the management and ownership of Holdings LLC, including rights to manage Holdings LLC. In addition, the limited liability company agreement provides for, among other things, restrictions on the transferability of equity of Holdings LLC, tag along rights, drag along rights, rights of first refusal, preemptive rights and information rights. The limited liability company agreement of Holdings LLC has been amended several times following the closing of the Acquisition, primarily in connection with the issuance of Class B Membership Interests.
Registration rights agreement
At the closing of the Acquisition, Holdings LLC and VCPH Holding Corp. (now known as Truven Holding) entered into a registration rights agreement with us. The registration rights agreement grants Holdings LLC customary demand and piggyback registration rights for the benefit of The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and certain co-investors and piggyback registration rights for the benefit of certain members of our management.
Agreements with Thomson Reuters
In connection with the Transactions, we entered into several transactions with affiliates of Thomson Reuters:
Transitional services agreement.    We entered into a transitional services agreement with Stock Seller upon the closing of the Acquisition, which covered the provision of office space and services for certain operating areas, including facilities management, human resources, finance and accounting operations (including accounts payable and payroll processing), treasury, sourcing and procurement and IT services, among other services necessary for the conduct of our business. Pursuant to the agreement, Stock Seller and its affiliates were required to perform these services for certain pre-determined periods ranging from 30 days to one year (with the option to extend certain IT services), with most of the services being performed for periods between 90 days and nine months. All of these services have been fully performed. The expense incurred under this service agreement for the year ended December 31, 2013 totaled $10.5 million, which is included in the other operating expenses in the condensed consolidated statements of comprehensive loss.

Stock Seller was entitled to fees for each of the services it provides pursuant to the transitional services agreement and was entitled to additional fees representing costs associated with any service changes made at our request.
Reverse transitional services agreement. We entered into a reverse transitional services agreement with Stock Seller upon the closing of the Acquisition, pursuant to which we provide Stock Seller with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we will provide these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2014.
We are entitled to fees for each of the services we provide pursuant to the reverse transitional services agreement and we are entitled to additional fees representing costs associated with any service changes made at Stock Seller’s request, as well as any additional costs associated with the termination of the respective services provided. The fees to be paid vary according to the type of service being provided.
India services agreement. We entered into a transitional services agreement with Stock Seller upon the closing of the Acquisition, which covered the provision of services including certain data management, analytics, support, audit and compliance services and software development, among other services. Such services were provided by Stock Seller from its locations in Bangalore, Chennai and Hyderabad, India and were being offered under the agreement for an initial period of up to five months, with a mutual option for a three month extension and further options to extend on a month by month basis if we and Stock Seller so agreed. All of these services have been fully performed.

Other arrangements. In addition, we will continue to provide services to and purchase services from Thomson Reuters and its affiliates under normal commercial terms.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by PricewaterhouseCoopers, the Company’s principal accountant, for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Audit Fees (1)	$2,050,500	$4,435,000
All Other Fees (2)	2,844	—

Total	$2,053,344	$4,435,000

1.
Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, comfort letters, consents and assistance with and review of documents filed with the SEC.

2.	All other fees in 2013 include a subscription for access to an accounting research tool.

Pre-Approval Policies and Procedures

The Board of Directors annually engages and pre-approves the audit and audit-related services provided by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are regularly required to be specifically identified and submitted to the Board of Directors for approval during regularly scheduled meetings.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as a part of this report:
(1) Financial Statements

•	The financial statements and notes thereto annexed to this report beginning on page F-1.
(2) Financial Statement Schedules

•	Schedule of Valuation and Qualifying Accounts Disclosure

Exhibit Index

EXHIBIT NO.	DESCRIPTION
3.1
Certificate of Incorporation of Truven Holding Corp., (formerly VCPH Holding Corp.) filed as Exhibit 3.1 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3.2
Certificate of Amendment of Certificate of Incorporation of Truven Holding Corp. (formerly VCPH Holding Corp.), filed as Exhibit 3.2 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3.3
By-laws of Truven Holding Corp. (formerly VCPH Holding Corp.), filed as Exhibit 3.3 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3.4
Amended and Restated Certificate of Incorporation of Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), filed as Exhibit 3.4 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), filed as Exhibit 3.5 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3.6
Amended and Restated By-laws of Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), filed as Exhibit 3.6 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

4.1
Indenture, dated as of June 6, 2012, among Wolverine Healthcare Analytics, Inc. (which merged into Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) at closing), as Issuer, Truven Holding Corp. (formerly VCPH Holding Corp.), as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

4.2
First Supplemental Indenture, dated as of June 6, 2012, by and among Wolverine Healthcare Analytics, Inc. (which merged into Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) at closing), as Issuer, Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

4.3
Second Supplemental Indenture, dated as of June 5, 2013, by and among Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), as Issuer, Truven Holding Corp. (formerly VCPH Holding Corp.), as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to the Company's amendment no. 1 to the registration statement on Form S-4/A filed on June 19, 2013, file number 333-187931-01, is incorporated herein by reference.

4.4
Form of 10.625% Senior Note due 2020, Series A (included in the Indenture filed as Exhibit 4.1 to the to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.1
Credit Agreement, dated as of June 6, 2012, among Truven Holding Corp. (formerly VCPH Holding Corp.), Wolverine Healthcare Analytics, Inc. (which merged into Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) at closing), the Several Lenders from Time to Time Parties Thereto, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

3/11/14 DRAFT - DO NOT DISTRIBUTE

10.2
Joinder to Credit Agreement, dated June 6, 2012, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), filed as Exhibit 10.2 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.3
First Amendment to the Credit Agreement, dated as of October 3, 2012, among Truven Holding Corp. (formerly VCPH Holding Corp.), Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Arrangers and Bookrunners, filed as Exhibit 10.3 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.4
Second Amendment to the Credit Agreement, dated as of April 26, 2013, among Truven Holding Corp. (formerly VCPH Holding Corp.), Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Arrangers and Bookrunners, filed as Exhibit 10.4 to the Company's amendment no. 1 to the registration statement on Form S-4/A filed on June 19, 2013, file number 333-187931-01, is incorporated herein by reference.

10.5
Guarantee and Collateral Agreement, dated as of June 6, 2012, made by Truven Holding Corp. (formerly VCPH Holding Corp.), Wolverine Healthcare Analytics, Inc. (which merged into Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) at closing) and certain of their Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.4 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.6
Joinder to Guarantee and Collateral Agreement, dated June 6, 2012, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.), filed as Exhibit 10.5 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.7*	Annual Incentive Plan: 2013 Terms and Conditions of Truven Health Analytics Inc.
10.8†
Offer Letter, dated August 27, 2012 and revised October 1, 2012 and March 13, 2013, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) and accepted by Philip Buckingham on March 13, 2013, filed as Exhibit 10.7 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.9†
Offer Letter, dated August 27, 2012 and revised October 1, 2012, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) and accepted by Jonathan Newpol on March 28, 2013, filed as Exhibit 10.8 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the registrants.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

3/11/14 DRAFT - DO NOT DISTRIBUTE

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the year ended December 31, 2013, period from inception (April 20, 2012) to December 31, 2012, period from January 1, 2012 to June 6, 2012 and year ended December 31, 2011, (iii) Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2013, period from inception (April 20, 2012) to December 31, 2012, period from January 1, 2012 to June 6, 2012, and year ended December 31, 2011(iv) Consolidated and Combined Statement of Equity as of December 31, 2013, December 31, 2012, June 6, 2012 and December 31, 2011, and (v) Notes to Consolidated and Combined Financial Statements.

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

3/11/14 DRAFT - DO NOT DISTRIBUTE

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2014
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUVEN HOLDING CORP.	TRUVEN HEALTH ANALYTICS INC.
(Registrant)	(Registrant)

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 31, 2014	Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 31, 2014	Date: March 31, 2014

By: /s/ PHILIP BUCKINGHAM	By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer	Philip Buckingham, Executive Vice President and Chief Financial Officer
Date: March 31, 2014	Date: March 31, 2014

By: /s/ JAMES BOLOTIN	By: /s/ JAMES BOLOTIN
James Bolotin, Vice President and Controller (Principal Accounting Officer)	James Bolotin, Vice President and Controller (Principal Accounting Officer)
Date: March 31, 2014	Date: March 31, 2014

By: /s/ RAMZI M. MUSALLAM	By: /s/ RAMZI M. MUSALLAM
Ramzi M. Musallam, Chairman	Ramzi M. Musallam, Chairman
Date: March 31, 2014	Date: March 31, 2014

By: /s/ HUGH D. EVANS	By: /s/ HUGH D. EVANS
Hugh D. Evans, Director	Hugh D. Evans, Director
Date: March 31, 2014	Date: March 31, 2014

By: /s/ JEFFREY P. KELLY	By: /s/ JEFFREY P. KELLY
Jeffrey P. Kelly, Director	Jeffrey P. Kelly, Director
Date: March 31, 2014	Date: March 31, 2014

By: /s/ BENJAMIN M. POLK	By: /s/ BENJAMIN M. POLK
Benjamin M. Polk, Director	Benjamin M. Polk, Director
Date: March 31, 2014	Date: March 31, 2014

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material will be provided to our security holder.

Truven Holding Corp.
Index to Financial Information

Audited Consolidated and Combined Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2013 and 2012 (Successor)	F-4

Consolidated and Combined Statements of Comprehensive Income (Loss) - For the year ended December 31, 2013, (Successor), period from inception (April 20, 2012) to December 31, 2012 (Successor), period from January 1, 2012 to June 6, 2012 (Predecessor) and year ended December 31, 2011 (Predecessor)
F-5

Consolidated and Combined Statements of Cash Flows - For the year ended December 31, 2013 (Successor), period from inception (April 20, 2012) to December 31, 2012 (Successor), period from January 1, 2012 to June 6, 2012 (Predecessor) and year ended December 31, 2011 (Predecessor)
F-6

Consolidated and Combined Statements of Equity - As of December 31, 2013 (Successor), December 31, 2012 (Successor), June 6, 2012 (Predecessor), and December 31, 2011 (Predecessor)	F-8

Notes to Consolidated and Combined Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Truven Holding Corp.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), of equity, and of cash flows for the year ended December 31, 2013 and for the period from April 20, 2012 (date of inception) through December 31, 2012 present fairly, in all material respects, the financial position of Truven Holding Corp. and its subsidiaries (the “Successor”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from April 20, 2012 (date of inception) through December, 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Truven Holding Corp.

In our opinion, the accompanying combined statements of comprehensive income (loss), of equity, and of cash flows for the period from January 1, 2012 through June 6, 2012 and for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Thomson Reuters Healthcare (the "Predecessor"), a business of Thomson Reuters Corporation, for the period from January 1, 2012 through June 6, 2012 and for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
April 1, 2013

Truven Holding Corp.
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$10,255	$23,805
Trade and other receivables (less allowances of $1,530 and $1,865, respectively)	97,798	105,141
Prepaid expenses and other current assets	24,208	18,409
Deferred tax assets	—	10,648
Total current assets	132,261	158,003
Computer hardware and other property, net	48,037	40,191
Developed technology and content, net	148,637	160,335
Goodwill	457,677	824,339
Other identifiable intangible assets, net	362,014	396,473
Other noncurrent assets	15,977	17,786
Total assets	$1,164,603	$1,597,127
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$53,376	$92,507
Deferred revenue	128,392	122,319
Current portion of long-term debt	5,350	5,276
Capital lease obligation	1,596	—
Deferred tax liabilities	711	—
Income taxes payable	189	82
Total current liabilities	189,614	220,184
Deferred revenue	2,096	5,354
Capital lease obligation	2,102	—
Long-term debt	866,908	832,696
Deferred tax liabilities	22,027	118,675
Other noncurrent liabilities	2,573	966
Total liabilities	1,085,320	1,177,875
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	478,549	473,364
Accumulated deficit	(399,101)	(54,112)
Foreign currency translation adjustment	(165)	—
Total equity	79,283	419,252
Total liabilities and equity	$1,164,603	$1,597,127
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2013	2012	2012	2011
	Successor		Predecessor

Revenues, net	$492,702	$241,786	$208,998	$483,207
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(265,541)	(141,558)	(112,050)	(245,609)
Selling and marketing, excluding depreciation and amortization	(56,157)	(30,958)	(25,917)	(54,814)
General and administrative, excluding depreciation and amortization	(41,042)	(13,042)	(27,173)	(44,867)
Allocation of costs from Predecessor Parent and affiliates	—	—	(10,003)	(34,496)
Depreciation	(21,219)	(6,700)	(6,805)	(14,851)
Amortization of developed technology and content	(31,894)	(15,470)	(12,460)	(24,208)
Amortization of other identifiable intangible assets	(34,460)	(19,527)	(8,226)	(19,691)
Goodwill impairment	(366,662)	—	—	—
Other operating expenses	(35,038)	(49,622)	(18,803)	(20,002)
Total operating costs and expenses	(852,013)	(276,877)	(221,437)	(458,538)
Operating income (loss)	(359,311)	(35,091)	(12,439)	24,669
Net interest income from Predecessor Parent	—	—	—	134
Interest expense	(70,581)	(49,014)	—	(63)
Interest income	—	—	3	—
Other finance costs	(24)	—	—	—
Income (loss) before income taxes	(429,916)	(84,105)	(12,436)	24,740
Benefit from (Provision for) income taxes	84,927	29,993	4,803	(9,859)
Net income (loss)	$(344,989)	$(54,112)	$(7,633)	$14,881

Other comprehensive income (loss):
Foreign currency translation adjustments	$(165)	$—	$—	$—
Total comprehensive income (loss)	$(345,154)	$(54,112)	$(7,633)	$14,881
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2013	2012	2012	2011
	Successor		Predecessor
Operating activities
Net income (loss)	$(344,989)	$(54,112)	$(7,633)	$14,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,219	6,700	6,805	14,851
Amortization of developed technology and content	31,894	15,470	12,460	24,208
Amortization of other identifiable intangible assets	34,460	19,527	8,226	19,691
Amortization of debt issuance costs	2,557	1,626	—	—
Amortization of debt discount	2,643	1,101	—	—
Amortization of unfavorable leasehold interest	(94)	(60)	—	—
Loss on extinguishment of debt	2,353	5,110	—	—
Goodwill impairment	366,662	—	—	—
Deferred income tax (benefit) provision	(85,398)	(30,075)	543	5,884
Share-based compensation expense	1,457	329	2,519	1,349
Retention bonus in conjunction with the Acquisition	1,378	8,635	5,800	—
Changes in operating assets and liabilities:
Trade and other receivables	7,644	(27,544)	32,869	3,914
Prepaid expenses and other current assets	(5,690)	(6,436)	388	(5,289)
Accounts payable and accrued expenses	(40,385)	39,593	(21,582)	10,499
Bank overdrafts	—	—	(2,630)	(55)
Deferred revenue	2,815	47,433	(19,739)	(6,315)
Income taxes	107	—	(514)	1,450
Other, net	2	55	294	(51)
Net cash provided by (used in) operating activities	(1,365)	27,352	17,806	85,017
Investing activities
Acquisitions, net of cash acquired	—	(1,249,402)	—	—
Increase in notes receivable from VCPH Holding LLC	(300)	—	0	0
Capital expenditures	(43,485)	(31,270)	(10,285)	(40,521)
Net cash used in investing activities	(43,785)	(1,280,672)	(10,285)	(40,521)

Continued on next page

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2013	2012	2012	2011
	Successor		Predecessor
Financing activities
Issuance of common stock	—	464,400	—	—
Additional capital contribution	2,350	—	—	—
Proceeds from senior term loan, net of original issue discount	—	517,125	—	—
Proceeds from senior notes, net of original issue discount	—	325,007	—	—
Proceeds from revolving credit facility	30,000	—	—	—
Principal repayment of senior term loan	(5,332)	(2,638)	—	—
Proceeds from senior term loan related to refinancing	86,105	166,995	—	—
Principal repayment of senior term loan related to refinancing	(74,773)	(166,995)	—	—
Premium payment for refinancing the credit facility	(5,760)	(5,153)	—	—
Payment of debt issuance costs	—	(21,616)	—	—
Payment of capital lease obligation	(825)	—	—	—
Decrease in net investment of Predecessor Parent	—	—	(16,760)	(53,020)
Decrease in notes receivable from Predecessor Parent	—	—	9,247	8,361
Net cash provided by (used in) financing activities	31,765	1,277,125	(7,513)	(44,659)
Effect of exchange rate changes in cash	(165)	—	—	—
Increase (decrease) in cash and cash equivalents	(13,550)	23,805	8	(163)
Cash and cash equivalents
Beginning of period	23,805	—	70	233
End of period	$10,255	$23,805	$78	$70

Supplemental cash flow disclosures
Interest paid	$62,095	$36,299	$—	$111
Income taxes paid	420	—	129	53
Income tax refunds	—	—	—	702
Noncash dividend received	—	—	—	177
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Equity
(in thousands of dollars, unless otherwise indicated)

Predecessor					Net investment of Predecessor Parent
Balance at December 31, 2010					$568,089
Decrease in net investment of Predecessor Parent					(228,671)
Net income					14,881
Balance at December 31, 2011					354,299
Decrease in net investment of Predecessor Parent					(8,440)
Net income					(7,633)
Balance at June 6, 2012					$338,226

Successor	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Successor, April 20, 2012 to December 31, 2012
Capital contribution	$—	$464,400	$—	$—	$464,400
Retention bonus in conjunction with the Acquisition	$—	$8,635	$—	$—	$8,635
Share-based compensation expense	$—	$329	$—	$—	$329
Net loss	$—	$—	$(54,112)	$—	$(54,112)
Balance at December 31, 2012	$—	$473,364	$(54,112)	$—	$419,252
Additional capital contribution	—	2,350	—	—	2,350
Retention bonus in conjunction with the Acquisition	—	1,378	—	—	1,378
Share-based compensation expense	—	1,457	—	—	1,457
Foreign currency translation adjustment	—	—	—	(165)	(165)
Net loss	—	—	(344,989)	—	(344,989)
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Notes to Consolidated and Combined
Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp., (the “Company”)), an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas Capital” or the “Sponsor”), entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. (“TRUSI”) and Thomson Reuters Global Resources (“TRGR”), both affiliates of the Thomson Reuters Corporation (“the Stock and Asset Purchase Agreement”), which the Company assigned to Wolverine Healthcare Analytics, Inc. (“Wolverine”) on May 24, 2012. Wolverine is an affiliate of The Veritas Fund IV, L.P., a fund managed by Veritas Capital. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of Thomson Reuters (Healthcare) Inc. (“TRHI”) from TRUSI and certain other assets and liabilities of the Thomson Reuters Healthcare business from TRGR and its affiliates (the “Acquisition”). Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the merger (the “Merger”) as a direct wholly-owned subsidiary of the Company, and subsequently changed its name to Truven Health Analytics Inc. (“Truven”). Following the Merger, the assets acquired and liabilities assumed are owned by Truven, which remains a direct wholly-owned owned subsidiary of the Company.
Truven provides healthcare data and analytics solutions and services to key constituents in the healthcare system, including employers and health plans, federal government agencies, state government agencies, hospitals, clinicians and pharmaceutical companies. Truven operates and manages its business under three reportable segments: Payer, Hospitals and Clinicians.
The Company was formed on April 20, 2012 by Veritas Capital for the purpose of consummating the Acquisition and has had no operations from inception other than its investment in Truven.
Basis of Presentation
The consolidated and combined financial statements of Successor and combined financial statements of our Predecessor have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

Successor-The consolidated financial statements as of December 31, 2013, and for the periods from April 20, 2012 through December 31, 2012 and from January 1, 2013 through December 31, 2013 include the accounts of the Company from inception and its subsidiaries subsequent to the closing of the Acquisition on June 6, 2012. The consolidated financial statements of the Successor reflect the Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Predecessor-The accompanying combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Acquisition, include the combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).
Before the Acquisition, our Predecessor operated as a business unit of Thomson Reuters and not as a standalone company. TRHI was a wholly-owned indirect subsidiary of Thomson Reuters, and certain of the company's assets were owned by subsidiaries of Thomson Reuters. During the Predecessor Period, TRHI engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries related to certain support services, and Thomson Reuters allocated the cost of these services as “Allocation of costs from Predecessor Parent and affiliates” in the combined statement of comprehensive income (loss) (see Note 18). For the Predecessor Period, the accompanying combined financial statements reflect the assets, liabilities, revenues and expenses directly attributed to the Thomson Reuters Healthcare business as well as certain allocations by the Predecessor Parent. All significant transactions in the

Predecessor Period between TRHI and other Thomson Reuters entities were included in our Predecessor's combined financial statements. The expense and cost allocations were determined on bases that were deemed reasonable by management in order to reflect the utilization of services provided or the benefit received by TRHI during the periods presented. The combined financial information included herein does not necessarily reflect the results of operations, financial position, changes in equity and cash flows of the Company in the future or what would have been reflected had we operated as a separate, standalone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances were prepared as if the Predecessor had operated as a standalone taxpayer for the Predecessor Periods presented.
From January 1, 2009 to June 30, 2011, our Predecessor was reported on a combined basis with Thomson Reuters’ former Scientific segment to form the Healthcare and Science segment of the Predecessor Parent. Effective June 30, 2011, our Predecessor was reported separately following the Predecessor Parent’s announcement of its intention to dispose of the Thomson Reuters Healthcare business. Reflecting the manner in which the business was managed in each period, certain shared costs of the combined Healthcare and Science segment incurred prior to June 30, 2011, were allocated to our Predecessor and are reported within “Allocation of costs from Predecessor Parent and affiliates.” Subsequent to June 30, 2011, these costs are included within “General and administrative, excluding depreciation and amortization” in the combined statement of comprehensive income (loss).

“Notes receivable from Predecessor Parent” is separately identified on the combined balance sheet, as it relates to a specific agreement between TRHI and the Predecessor Parent. All other intercompany activity with the Predecessor Parent or affiliates, which was not subject to written loan agreements, was included in “Net investment of Predecessor Parent” in the combined balance sheet. All transactions recorded through the “Net investment of Predecessor Parent,” with the exception of the noncash dividend discussed in Note 18, are reflected as financing activities in the accompanying combined statements of cash flows.

The Company is a wholly-owned subsidiary of VCPH Holdings LLC (“Holdings LLC”) and has no operations other than its investment in Truven. Therefore, the condensed consolidated and combined financial statements of the Company reflect the financial position and results of operations of Truven.
Reclassification
In order to conform the Predecessor Period with the Successor Period presentation, the Company has reclassified facilities costs previously recorded in the “General and administrative, excluding depreciation and amortization” to “Costs of revenues, excluding depreciation and amortization” and “Selling and marketing, excluding depreciation and amortization” accounts amounting to $3.3 million and $0.4 million, respectively, in the Predecessor Period from January 1, 2012 to June 6, 2012, $4.5 million and $0.5 million, respectively, in the Successor Period from inception (April 20, 2012) to December 31, 2012, and $7.3 million and $0.8 million respectively, in the Predecessor Period ended December 31, 2011. These reclassifications did not have an impact on the Company’s balance sheet and statement of cash flows for the periods presented.

Revision on Segment reporting
During 2013, the Company identified errors in the allocation of depreciation and amortization within the reportable segments which impacted the period from inception (April 20, 2012) to December 31, 2012 (Successor), the period from January 1, 2012 to June 6, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor). In evaluating whether the Company’s previously issued consolidated and combined financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Management determined these errors were not material, individually or in the aggregate, to any of the previously issued financial statements. Revisions to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on the Company’s consolidated balance sheet, consolidated statements of comprehensive income (loss) and of cash flows for any prior period.

The following table summarizes the effects of the revision on the Company's segment reporting:

Segment information from inception (April 20, 2012) to December 31, 2012 (Successor):

	As Reported		Adjustments		As Revised

	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income
Payer	10,276	27,762	702	(702)	10,978	27,060
Hospitals	6,983	3,722	(631)	631	6,352	4,353
Clinicians	3,578	4,493	1,262	(1,262)	4,840	3,231
Segment total	20,837	35,977	1,333	(1,333)	22,170	34,644
Center	1,333	(1,919)	(1,333)	1,333	—	(586)
Total	22,170	34,058	—	—	22,170	34,058

Segment information from period January 1, 2012 to June 6, 2012 (Predecessor):

	As Reported		Adjustments		As Revised

	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income
Payer	8,249	16,701	1,290	(1,290)	9,539	15,411
Hospitals	6,516	7,226	(996)	996	5,520	8,222
Clinicians	3,480	15,073	726	(726)	4,206	14,347
Segment total	18,245	39,000	1,020	(1,020)	19,265	37,980
Center	1,020	(24,410)	(1,020)	1,020	—	(23,390)
Total	19,265	14,590	—	—	19,265	14,590

Segment information for the period December 31, 2011 (Predecessor):

	As Reported		Adjustments		As Revised

	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income	Depreciation and amortization	Segment operating income
Payer	22,430	38,743	1,365	(1,365)	23,795	37,378
Hospitals	8,535	30,019	788	(788)	9,323	29,231
Clinicians	5,354	34,333	587	(587)	5,941	33,746
Segment total	36,319	103,095	2,740	(2,740)	39,059	100,355
Center	2,740	(38,733)	(2,740)	2,740	—	(35,993)
Total	39,059	64,362	—	—	39,059	64,362

2.     Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. These estimates include, but are not limited to, allowance for doubtful accounts, realization of deferred tax assets, the determination of fair values used in the assessment of the realizability of long lived assets, goodwill and identifiable intangible assets, purchase accounting and the allocation of certain expenses to TRHI by TRUSI with respect to the Predecessor combined financial statements.
Acquisitions
Acquisitions are accounted for using the acquisition method in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination is recognized as goodwill. The results of acquired businesses are included in the consolidated and combined financial statements from the dates of acquisition.
Transaction costs that the Company incurs in connection with an acquisition are expensed as incurred. During the measurement period the Company reports provisional information for a business combination if by the end of the reporting period in which the combination occurs the accounting is incomplete. The measurement period, however, ends at the earlier of when the acquirer has received all of the necessary information to determine the fair values or one year from the date of the acquisition. The finalization of the valuations may result in the refinement of assumptions that impact not only the recognized value of such assets, but also amortization and depreciation expense. In accordance with ASC 805 and the Company’s policy, any adjustments on finalization of the preliminary purchase accounting are recognized retrospectively from the date of acquisition.
Revenue recognition
The Company recognizes revenue when all of the following four criteria are met:
•persuasive evidence of an arrangement exists;
•delivery has occurred or services have been rendered;
•the fee is fixed or determinable; and
•collectability is reasonably assured.
Subscription based products
Subscription revenues from sales of products and services that are delivered under a contract over a period of time are recognized on a straight line basis over the term of the subscription. Where applicable, usage fees above a base period fee are recognized as services are delivered. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue.
Multiple element arrangements
The Company’s hosting arrangements are typically comprised of two deliverables: (1) the design, production, testing and installation of the customer’s database; and (2) the provision of ongoing data management and support services in conjunction with licensed data and software. Such deliverables are accounted for as separate units of accounting if the following criteria are met:

For contracts entered into prior to January 1, 2011, revenue is allocated to a deliverable if vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for that deliverable is available. The amount allocated to each deliverable is then recognized as revenue when delivery has occurred or services have been rendered with respect to that deliverable, provided that all other relevant revenue recognition criteria are met. VSOE generally exists only when the Company sells the deliverables separately and is the price actually charged by the Company for that deliverable. For contracts entered into prior to January 1, 2011, the Company is not able to establish VSOE or TPE for the deliverables in its hosting arrangements. As a result, such deliverables are treated as one unit of accounting, and the revenue is recognized over the ongoing service period.

For contracts entered into or materially modified on or after January 1, 2011, revenue is allocated to deliverables based upon the following hierarchy: (i) VSOE; (ii) TPE; and (iii) best estimate of selling price (“ESP”). The objective of ESP is to determine the price at which the Company would offer each unit of accounting to customers if each unit were sold regularly on a standalone basis. The Company uses a cost plus a reasonable margin approach to determine ESP for each deliverable. Revenue related to database production is recognized using a proportional performance model, with reference to labor hours. Revenue related to ongoing services is recognized on a straight line basis over the applicable service period, provided that all other relevant criteria are met. For contracts entered into on or after January 1, 2011, the Company was able to separate the production of the database installation deliverable and the ongoing services deliverable into two separate units of accounting given that the deliverables have value to the customer on a standalone basis. The revenue is allocated to these units of accounting based upon relative ESP.

Software-related products and services
Certain arrangements include implementation services as well as term licenses to software and other software related elements, such as post contract customer support. Revenues from implementation services associated with installed software arrangements are accounted for separately from software and subscription revenues using the proportional performance model, with reference to labor hours, if VSOE is available for the elements of the arrangement. If the implementation services do not qualify for separate accounting, they are recognized together with the related software and subscription revenues on a straight line basis over the term of service.
Advertising costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $2,753 for the Successor Period ended December 31, 2013, $2,153 for the Successor Period from April 20, 2012 to December 31, 2012, $1,018 for the Predecessor Period from January 1, 2012 to June 6, 2012, and $3,313 for the year ended December 31, 2011.
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. The R&D costs expensed were $1,704 for the Successor Period ended December 31, 2013, $534 for the Successor Period from April 20, 2012 to December 31, 2012, $1,586 for the Predecessor Period from January 1, 2012 to June 6, 2012, and $6,605 for the year ended December 31, 2011.
Cash and cash equivalents
Cash and cash equivalents are comprised of cash on deposit in banks. Cash equivalents have original maturities of less than 90 days. During the Predecessor Period, TRHI and the Predecessor Parent had an agreement whereby the Predecessor Parent periodically swept TRHI’s cash receipts and funded TRHI’s cash disbursements. With the exception of activity associated with “Notes receivable from Predecessor Parent,” described below, such activity is included in “Net investment of Predecessor Parent” on the combined balance sheet.

Trade receivables and concentration of credit risk
Trade receivables are classified as current assets and are reported net of an allowance for doubtful accounts. The Company assesses the allowance for doubtful accounts periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. Management believes that the allowances at December 31, 2013 and 2012 are adequate to cover potential credit loss.
No single customer or group of related customers accounted for more than 10% of the Company’s trade receivables as of December 31, 2013 and 2012. There was no revenue from a single customer or group of related customers that accounted for 10% or more of the Company’s revenues in the year ended December 31, 2013, the Successor Period from April 20, 2012 to December 31, 2012 and the Predecessor Period from January 1, 2012 to June 6, 2012. Revenue from one customer from the Payer segment amounted to $52,985 or 11% of the Company’s revenues in 2011.
Notes receivable from predecessor parent
During the Predecessor Period, certain of TRHI’s cash transactions with the Predecessor Parent were subjected to written loan agreements specifying repayment terms and interest payments. The term of the agreements was one year, which was automatically renewed from year to year unless one of the parties notified the other in writing of termination. These notes are reflected separately in noncurrent assets in the combined balance sheet. As the notes were part of the Predecessor Parent’s overall capitalization of TRHI, changes in the receivables, with the exception of the noncash dividend discussed in Note 18, are reflected as financing activities in the statements of cash flows. An agreement existed between TRHI and the Predecessor Parent whereby the Predecessor Parent was required to pay interest to TRHI equal to the average monthly rate earned by the Predecessor Parent on its cash investments held with its primary US banker. TRHI paid interest to the Predecessor Parent at the rate earned by the Predecessor Parent on its cash investments plus 75 basis points. Interest on these notes is reflected in “Interest income from Predecessor Parent” in the statement of comprehensive income (loss).
Computer hardware and other property
Computer Hardware and Other Property are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the following estimated useful lives:

Computer hardware	3-5 years
Furniture, fixtures and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life
Developed technology and content
Certain costs incurred in connection with software to be used internally are capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project. The capitalized amounts, net of accumulated amortization, are included in “Developed technology and content, net” on the balance sheets.
Developed technology and content is stated at cost less accumulated amortization. Amortization is computed based on the expected useful life of three to ten years.
Goodwill and other identifiable intangible assets
Goodwill is tested for impairment annually on November 1 of each year, or more frequently if indications of potential impairment exist. The Company performs a qualitative assessment (Step zero analysis) by identifying relevant events and circumstances such as industry specific trends, performance against forecasts and other indicators on a reporting unit level to determine whether it is necessary to perform the two step goodwill impairment test. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of ASC 350, and the relevant provisions of the Segment Reporting Topic of the Codification, ASC 280, and related interpretive literature, represents the three reportable segments: Payer; Hospitals; and Clinicians. Under the two step approach, the first step is to determine the fair value of the reporting unit. Fair value is determined considering the income approach (discounted cash flow) and market approach. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, the second step is to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit, as if they had just been acquired in a business combination for the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss is recognized for that excess.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The carrying values of identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The estimated useful lives for these identifiable intangible assets are as follows:

Trade names	15 years
Customer relationships	11-12 years

Impairment of long lived assets
Management evaluates the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The initial test for impairment compares the carrying amounts with the sum of undiscounted cash flows related to the asset. If the carrying value is greater than the undiscounted cash flows of the asset, the asset is written down to its estimated fair value.
Deferred Financing Costs
Deferred financing costs are incurred to obtain long-term financing and are amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of comprehensive loss and totaled $2,557 and $1,626 for the year ended December 31, 2013 and for the Successor Period from April 20, 2012 to December 31, 2012, respectively. The unamortized portion of deferred financing costs amounted to $13,902 and $17,409, as of December 31, 2013 and December 31, 2012, respectively.
Debt and Original Issue Discounts
On initial recognition, debts are measured at face value less original issue discount. Subsequent to initial recognition, interest bearing debts are measured at amortized cost. Original issue discount is amortized based on an effective interest rate method over the term of the debt. Original issue discount is presented net of debt in the Company’s consolidated balance sheet.
Fair Value Measurement
Fair value is defined under the Fair Value Measurements and Disclosures Topic of the Codification, ASC 820, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:
Level 1-Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
Level 2-Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

Level 3-Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
Under the Financial Instruments Topic of the Codification, ASC 825, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under ASC 825 for any of its financial assets or liabilities.
Share-based compensation plans
The Predecessor Parent administered all share-based compensation plans on behalf of TRHI and applied the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to calculate the effect of such compensation on our Predecessor’s comprehensive loss in the Predecessor Period.
Following the Acquisition, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Amended and Restated Limited Liability Company Operating Agreement of Holdings LLC (the “Operating Agreement”) to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company. The equity awards are accounted for by applying the fair value recognition provisions of ASC 718, to calculate the effect of such compensation on the Company’s net income in the Successor Periods.
Income taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”).
For the Predecessor Period, income taxes are presented as if the Company operated as a separate standalone taxpaying entity (separate return basis). Income taxes payable by subsidiaries that file separate returns are included in “Income taxes payable” on the combined balance sheet. The Predecessor Parent files individual and combined tax returns that include TRHI as required within each jurisdiction.
In the consolidated Successor financial statements, the Company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 also provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax position is “more likely than not” to be sustained by the applicable tax authority. Interest and penalties arising from an uncertain income tax position is included in our provision for income taxes. The Company did not have any material uncertain tax positions.

Recent accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) ("ASU 2013-02"). The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for fiscal years, and periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard had no impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income taxes (Topic 740):Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The amendment in ASU 2013-11 is effective for the Company for fiscal years beginning after

December 15, 2013, including periods in 2014. The adoption of this standard will not impact the Company's financial position, comprehensive loss or cash flows.

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

There were no pre-closing or post-closing purchase price adjustments. The Company financed the Acquisition and paid related costs and expenses associated with the Acquisition and the financing as follows: (i) approximately $464,400 in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527,625 principal amount was borrowed under the Term Loan Facility; and (iii) $327,150 aggregated principal amount of Notes (as defined below) were issued.

On June 6, 2013, the Company finalized the acquisition date fair values of acquired assets and liabilities, including the valuations of identifiable intangible assets, computer hardware and other equipment, and developed technology and content. The determination of fair value of acquired assets involves a variety of assumptions, including estimates associated with useful lives. The finalization of these valuations and completion of management review of certain accounts resulted in the refinement of certain assets and liabilities and that resulted in a reduction of $533 to goodwill and a corresponding increase in current asset, noncurrent asset and noncurrent deferred tax liabilities of $458, $120 and $45, respectively, from the previously reported amounts as of December 31, 2012 and March 31, 2013. In accordance with the Company's accounting policy described in Note 2, the adjustments on finalization of the purchase accounting were recognized retrospectively to the date of acquisition.

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

The fair values of computer hardware and other property, developed technology and contents, other identifiable assets, deferred revenues and its related deferred income tax effect were adjusted following the preliminary valuations by third party valuation firms. Current liabilities were adjusted based on management’s review of underlying reconciliation and supporting data in respect of certain account balances.
Accounts receivable, accounts payable, and other current assets and liabilities were stated at historical carrying values, given their short-term nature. Other noncurrent assets and liabilities outstanding as of the effective date of the Acquisition have been attributed based on management’s judgments and estimates.

The Company engaged a third party valuation firm to assist in determining the fair values of computer hardware and other property, developed technology and content, and other identifiable intangible assets acquired, including trademarks and trade names, customer relationships and deferred revenue.
Computer hardware and other property have been valued using a cost approach based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Developed technology and content have been valued using the relief from royalty method under the income approach to determine the estimated reasonable royalty rates for each reporting unit based on the comparable royalty agreements. The royalty rates, net of tax, were applied to projected revenues to determine the after-tax royalty cash savings discounted to present value.
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $86.2 million, with the estimated useful lives of the Payer, Hospitals and Clinicians trademarks and trade names estimated to be 15 years each.
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $329.8 million, with the estimated useful lives of the Payer, Hospitals and Clinicians customer relationships estimated to be 11 to 12 years each.
Deferred revenue has been valued using a cost build-up approach and is calculated as the cost to fulfill the legal performance obligation plus a reasonable profit margin.
Deferred income tax assets and liabilities as of the Acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
The goodwill recognized upon closing of the Acquisition is attributable mainly to the skill of the acquired work force and Truven’s position as a provider of healthcare data and analytics solutions and services to key constituents of the U.S. healthcare system. The total non tax deductible goodwill relating to the Acquisition is $465.6 million. The total tax deductible goodwill relating to the Acquisition is $358.7 million, which comprises $129.9 million related to the asset purchase and $228.8 million attributable to the historical basis of Thomson Reuters Healthcare.

The following unaudited pro forma financial data summarizes the Company’s results of operations for the years ended December 31, 2012 and 2011 had the Acquisition occurred as of the beginning of the comparable prior year:

	Years ended December 31,
	2012	2011

Revenues, net	$490,625	$435,918
Net loss	(11,173)	(52,462)

TRHI did not make any acquisitions in 2011.

4.	Trade and other receivables
Trade and other receivables consisted of the following:

	December 31, 2013	December 31, 2012
Trade receivables, gross	$99,011	$106,699
Less: Allowance for doubtful accounts	(1,530)	(1,865)
Trade receivables, net	97,481	104,834
Other receivables	317	307
Trade and other receivables, net	$97,798	$105,141

Other receivables includes notes receivable from Holdings LLC, the direct parent company of the Company. The notes receivable bear interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date.

5.	Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2013	December 31, 2012
Royalties	$3,502	$3,559
Commissions and distribution fees	9,046	5,618
Services, licenses and maintenance	10,720	8,388
Others	940	844
Prepaid expenses and other current assets	$24,208	$18,409

6.	Computer hardware and other property
Computer hardware and other property, net, consisted of the following:

	December 31, 2013
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$67,285	$5,166	$2,861	$75,312
Accumulated depreciation	(24,762)	(1,124)	(1,389)	(27,275)
Computer hardware and other property, net	$42,523	$4,042	$1,472	$48,037

	December 31, 2012
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$40,494	$3,106	$3,425	$47,025
Accumulated depreciation	(5,929)	(393)	(512)	(6,834)
Computer hardware and other property, net	$34,565	$2,713	$2,913	$40,191

7.	Developed technology and content
Developed technology and content, net, consisted of the following:

	December 31, 2013	December 31, 2012
Developed technology and content, gross	$195,961	$175,828
Accumulated amortization	(47,324)	(15,493)
Developed technology and content, net	$148,637	$160,335

8.	Goodwill
Balances and changes in the carrying amount of goodwill for the year December 31, 2013 and the Successor Period ended December 31, 2012 were as follows:

	Payer	Hospitals	Clinicians	Total
Balance as of April 20, 2012	$—	$—	$—	$—
Acquisition (see Note 3)	414,992	206,312	203,035	824,339
Balance as of December 31, 2012	414,992	206,312	203,035	824,339
Impairment charge	(207,918)	(65,792)	(92,952)	(366,662)
Balance as of December 31, 2013	$207,074	$140,520	$110,083	$457,677

Goodwill is not amortized. Instead, goodwill is tested for impairment annually as well as whenever there is an indication that the carrying amount may not be recoverable. The goodwill arising from the Acquisition (see Note 3) has been allocated to the Company's reporting units, which also represents the Company's operating and reportable segments.

The Company performed its annual goodwill impairment test on November 1, 2013. The fair value of the Company’s reporting units was estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 11.6% to 13.4% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale. The combined income approach and market approach to determine the fair value of each reporting unit received a weighted percentage of 70% and 30%, respectively.
The first step of the Company’s impairment test indicated that the carrying value of all the three reporting units exceeded its fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient

Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis.
The second step of the goodwill impairment test required us to fair value all assets and liabilities of our three reporting units to determine the implied fair value of each reporting unit’s goodwill. We compared the implied fair value of each reporting unit’s goodwill to its carrying value. This test resulted in an aggregate non-cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

9.	Other identifiable intangible assets
Other identifiable intangible assets, net, consisted of the following:

	December 31, 2013
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.5	$329,800	$(44,983)	$284,817
Trademarks and trade names	15.0	86,200	(9,003)	77,197
		$416,000	$(53,986)	$362,014

	December 31, 2012
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.5	$329,800	$(16,270)	$313,530
Trademarks and trade names	15.0	86,200	(3,257)	82,943
		$416,000	$(19,527)	$396,473

Customer relationships represent corporate customer contracts and customer relationships arising from such contracts with the majority of revenues recurring year over year.
Trade names include Advantage Suite, Care Discovery, Micromedex, among many of the Company’s product names and brand logos recognized in the U.S. market.
At December 31, 2013, estimated future amortization expense for each of the next five years is $34.5 million.

10.	Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Accounts payable - trade	$26,259	$48,691
Accrued employee compensation	13,529	23,953
Accrued royalties	3,773	3,793
Accrued professional fees	4,409	8,658
Accrued interest	2,966	3,367
Customer deposits	618	806
Other accrued expenses	1,822	3,239
Accounts payable and accrued expenses	$53,376	$92,507

11.	Long-Term Debt

The Company's long-term debt consists of the following:

	December 31, 2013	December 31, 2012
Senior Credit Facility
Term Loan Facility (net of $14,156 and $12,174 discount, respectively)	$516,831	$512,813
Revolving Credit Facility	30,000	—

10.625% Senior Notes ("the Notes") (net of $1,723 and $1,991 discount, respectively)	325,427	325,159
	872,258	837,972
Less: current portion of long-term debt	5,350	5,276
Long-term debt	$866,908	$832,696
In connection with the Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes ("Notes"). Except as otherwise indicated by the context, the Old Notes and the Exchange Notes are collectively and individually defined as the "Notes".

Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of December 31, 2013, the Company has an outstanding revolving loan of $30.0 million and outstanding letters of credit amounting to $0.3 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $19.7 million.

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

All obligations under the Senior Credit Facility are guaranteed by the Company and each of Truven’s future wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven’s assets as well as those of each guarantor (subject to certain limited exceptions).

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven’s ability and the ability of each of any restricted subsidiaries: to sell assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by it and its subsidiaries, and enter into agreements that restrict dividends from subsidiaries.

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio provided for in the Senior Credit Facility as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2013, the Company was in compliance with all of these credit facility covenants.

Refinancing

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%. The loans with certain lenders had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $6.7 million in 2012, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the consolidated comprehensive loss.
Truven incurred lenders fees of $6.7 million, mainly consisting of call or premium fees in connection with this transaction. Of the $6.7 million, $5.2 million had been recorded as part of original issue discount and was presented as net of debt in the consolidated balance sheet of the Company. The remaining lenders fee of $1.5 million related to the debt extinguished has been expensed as part of interest expense in the consolidated comprehensive loss and was presented under cash flows from operating activities in the Company’s consolidated statement of cash flows.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million, (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting in June 30, 2013 and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes in the terms and conditions. The loans with certain lenders in the bank syndicate had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $3.3 million during the period, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the consolidated comprehensive loss.

In connection with the April 2013 Refinancing, the Company incurred lenders' fees of $6.7 million, representing call premium. Of the $6.7 million, $5.8 million was recorded as part of original issue discount and presented as net of debt in the consolidated balance sheet as of December 31, 2013. Other third party costs of $0.1 million, representing legal costs, were recorded as an expense for the period ended December 31, 2013.

The remaining lenders' fees of $0.9 million related to the debt extinguished has been expensed as part of interest expense in the condensed consolidated statement of comprehensive loss for the year ended December 31, 2013 and is presented under cash flows from operating activities in the Company’s consolidated statement of cash flows for year ended December 31, 2013.

On February 14, 2014, the Company repaid $15 million of principal amount plus interest drawn against the Revolving Credit Facility.

10.625% Senior Notes due 2020

The Notes, which were issued under an indenture, dated June 6, 2012 ( the “Indenture”, as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture referred to below), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020.

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. We were in compliance with all of these covenants as of December 31, 2013.

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

Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") an exchange offer registration statement pursuant to which we would exchange the Notes issued in a private offering (the "Old Notes") (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the "Exchange Notes") (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Old Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer is completed, up to a maximum increase of 1.00% per annum.

On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven closed its offer to exchange the Old Notes for the Exchange Notes. The interest rate on the new Exchange Notes reverted to 10.625%.

As of December 31, 2013, we had incurred and paid additional penalty interest of $463.5.

As of December 31, 2013, principal maturities of long-term debt for the next five years and thereafter consist of:

2014	$5,350
2015	5,350
2016	5,350
2017	35,350
2018	5,350
Thereafter	810,158
$866,908

12.	Employee benefit plans
Predecessor
Prior to the Acquisition, TRHI’s employees participated in various employee benefit plans under the Predecessor Parent as follows:
Defined contribution plan
Certain employees of TRHI participated in a defined contribution savings plan administered by the Predecessor Parent under Section 401(k) of the Internal Revenue Code. The plan covered substantially all employees based in the United States who met minimum age and service requirements and allowed participants to defer a portion of their annual compensation on a pre-tax basis. TRHI matched a certain portion of employee contributions, which vested based upon an employee’s years of service and become fully vested after four years of service. Matching contribution expense directly attributable to TRHI’s employees was $3,091 for the Predecessor Period ended June 6, 2012 and $5,747 for the Predecessor Period ended December 31, 2011.

Predecessor Defined benefit pension plan
Certain employees of TRHI participated in a defined benefit pension plan sponsored and administered by the Predecessor Parent. The pension plan required benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The expense for TRHI employees who participated in this plan was $159 for the Predecessor Period ended June 6, 2012 and $364 for the Predecessor Period ended December 31, 2011.

All of the TRHI employees benefit plans’ assets and liabilities are accounted for in the Predecessor Parent’s financial statements. No assets or liabilities are reflected on the Company’s consolidated balance sheets, and pension and other postretirement expenses for the Company have been determined on a multi-employer plan basis. The Predecessor’s combined financial statements for the Predecessor Period ended June 6, 2012, and for the Predecessor Period ended December 31, 2011 included the employee benefit expense allocated to it by the Predecessor Parent for TRHI employees who participated in the benefit plans. The expenses are included in the “Allocation of costs from Predecessor Parent and affiliates” in the combined statements of comprehensive income (loss). Further detail is included in Note 18. Upon consummation of the Acquisition, TRHI employees ceased to participate in the Predecessor Parent’s benefit plans. These employees are still entitled to the benefits that have vested under the plans; however, any subsequent costs or liability of these plans will be borne by the Predecessor Parent.
Successor
Following the closing of the Acquisition on June 6, 2012, Truven's employees became eligible to participate in new 401(K) defined contribution plan sponsored by Truven. Under the plan, employees may contribute a percentage of compensation and Truven will match a portion of the employees’ contribution. Truven’s contribution to the plan for the year ended December 31, 2013 and Successor Period from April 20, 2012 to December 31, 2012 amounted to $6,975 and $3,294, respectively. Truven does not offer any defined benefit plan, post-retirement healthcare benefit plan or deferred compensation plan.

13.     Share-based Compensation

Under its stock incentive plan, the Predecessor Parent may grant stock options, Time-Based Restricted Share Units (“TRSUs”), Performance Restricted Share Units (“PRSUs”) and other awards to certain employees up to a maximum of 50,000,000 common shares. The Predecessor Parent had 19,292,115 awards available for grant in 2011.
Apart from allocated share-based expenses as discussed in Note 18, TRHI recognized share-based compensation expense on its stock incentive plan of $2,519 for the Predecessor Period ended June 6, 2012 and $1,105 for the year ended December 31, 2011. The total associated tax benefits recognized were $972 for the Predecessor Period ended June 6, 2012, and $441 for the year ended December 31, 2011.
In connection with the Acquisition, any unvested share-based payments held by TRHI employees became fully vested or had vested on a pro-rata basis in proportion to the performance period that ended at the date of the Acquisition. TRHI employees were given six months from the date of the closing of the Acquisition during which to exercise the options. The compensation expense of $2,519 includes $1,464 to accelerate vesting. Therefore, as of June 6, 2012, all outstanding options held by TRHI employees were exercisable.
For all share-based payment awards, the expense recognized was adjusted for estimated forfeitures where the service was not expected to be provided. Estimated forfeiture rates were developed based on the analysis of historical forfeiture data. The estimated forfeitures are adjusted to income when the share-based payment awards are fully vested.
The following table summarizes the valuation methods used to measure fair value for each type of award and the related vesting period over which compensation expense is recognized:

Type of award	Vesting period	Fair value measure	Compensation expense based on
Stock options	Up to four years	Black-Scholes option pricing model	Fair value on business day prior to grant date
TRSUs	Up to seven years	Closing Common share price	Fair value on business day prior to grant date
PRSUs	Three year performance period	Closing Common share price	Fair value on business day prior to grant date

Stock options
The maximum term of an option is 10 years from the date of grant. Under the plan, options were granted by reference to the Predecessor Parent’s common share price on the NYSE or TSX, respectively.
The weighted average fair value of options granted and principal assumptions used in applying the Black-Scholes option pricing model were as follows:

	Predecessor
	January 1, 2012 to June 6, 2012	2011
Weighted average grant date fair value	5.21	8.42
Weighted average of key assumptions
Exercise price	28.42	38.98
Risk-free interest rate	1.2%	2.7%
Dividend yield	3.4%	3.3%
Volatility factor	28%	29%
Expected life (in years)	6	6

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions, including expected stock price volatility; historical data has been considered in setting the assumptions.
During the Predecessor Period ended June 6, 2012, no options were exercised. There were 4,230 options exercised in 2011. The amount of cash received by the Predecessor Parent from the exercise in 2011was $113. The total fair value of options vested was approximately $2,725 and $85 and as of June 6, 2012 and December 31, 2011, respectively.

Transactions related to the Predecessor Parent’s stock options in the Predecessor Period ended June 6, 2012 and the year ended December 31, 2011 are summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	270,753	$34.16	7.38	$182
Granted	90,520	28.42	—	—

Outstanding and exercisable at June 6, 2012	361,273	$32.71	0	$280

Time-based restricted share units
TRSUs gave the holder the right to receive one common share of the Predecessor Parent’s stock for each unit that vested on the vesting date. The holders of TRSUs had no voting rights, but accumulate additional units based on notional dividends paid by the Predecessor Parent on its common shares at each dividend payment date, which were reinvested as additional TRSUs. The total fair value of TRSUs vested was approximately $1,061 and $2,381as of June 6, 2012 and December 31, 2011, respectively.
In connection with the Acquisition, TRSUs held by TRHI employees became vested.
Performance restricted share units
PRSUs gave the holder the right to receive one common share of the Predecessor Parent’s stock for each unit that vested on the vesting date. The holders of PRSUs had no voting rights, but accumulated additional units based on notional dividends paid by the Predecessor Parent on its common shares at each dividend payment date, which were reinvested as additional PRSUs. The percentage of PRSUs initially granted that vested depended upon the Predecessor Parent’s performance over a three-year performance period as measured against pre-established performance goals. Between 0% and 200% of the initial amounts may have vested for grants made from 2009 through 2011. The total fair value of PRSUs vested was approximately $3,220 and $231 as of June 6, 2012 and December 31, 2011, respectively.
In connection with the Acquisition, PRSUs held by TRHI employees became vested in proportion to the performance period that ended.

Transactions related to TRSUs and PRSUs in 2012 and 2011 are summarized as follows:

	TRSU		PRSU
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value

Outstanding at December 31, 2011	28,748	36.75	148,949	31.77

Dividends accrued	110	—	1,138	—
Granted	—	—	67,740	28.42
Vested	(24,829)	36.48	(41,016)	23.46
Vested (accelerated)	(4,029)	38.55	(63,834)	35.37
Forfeited or expired	—	—	(112,977)	31.13

Outstanding at June 6, 2012	—	—	—	—

Employee stock purchase plan (“ESPP”)
The Predecessor Parent maintained an employee stock purchase plan whereby eligible employees could purchase common shares of the Predecessor Parent at a 15% discount up to a specified limit utilizing after-tax payroll deductions. The discount was expensed as incurred was $139, for the Predecessor Period ended June 6, 2012 and $298 for the period ended December 31, 2011.

Following the closing of the Acquisition on June 6, 2012, Truven has no share-based payment plan related to the plans administered by our Predecessor.

Successor

In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company, up to 6.25% in the aggregate. The membership interests will vest 20% on each of the first five anniversaries of June 6, 2012, so that 100% of each awardee's outstanding Class B Membership Interests will vest on June 6, 2017 subject to certain conditions. In addition, 100% of each Class B Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement.

Each Class B Membership Interest represents the right to receive a percentage of the distributions made by Holdings LLC when such distributions are actually made and such distributions exceed specified internal rates of return thresholds. There are transfer restrictions on the Class B Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Class B Membership Interests is as follows:

	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2012	4.1	$5,714
Granted	0.9	1,162
Forfeited	(0.4)	(502)
Balance at December 31, 2013	4.6	$6,374
Outstanding and vested as of December 31, 2013	0.8	$1,143

The fair value at the date of grant was based upon the value of the Class B Membership Interests of Holdings LLC less a marketability discount since there is no active market to trade Class B Membership Interests. The marketability discount was determined using a geometric average rate put option model and a Black-Scholes put option model using the expected term, risk-free rate, and volatility for liquidity terms. The value was determined as of the grant date based upon a number of factors, including the amount of investment made in exchange for Class B Membership Interests of Holdings LLC by Veritas Capital and certain members of management of the Company.

The Company recognized compensation expense against additional paid in capital of $1,457 and $329, net of an estimated forfeiture rate of 10%, for the year ended December 31, 2013 and for the Successor Period from April 20, 2012 to December 31, 2012, respectively, which is recorded in General and administrative expense in the Company’s consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to unvested Class B Membership Interests expected to be recognized over the next 3.5 years is $4,062.

As of December 31, 2013, 0.8% of the Class B Membership Interests has vested with the estimated fair value of $1,121.

14.	Other Operating Expenses
The components of other operating expenses include the following:

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2013	2012	2012	2011
	Successor		Predecessor
Disposal related costs	$—	$—	$9,818	$12,560
Severance and retention bonuses	3,808	10,184	7,741	6,768
Acquisition related costs	27,007	37,980	—	460
Asset write-offs (see Note 16)	1,294	—	—	—
Other	2,929	1,458	1,244	214
Total other operating expenses	$35,038	$49,622	$18,803	$20,002

Predecessor
Disposal related costs in the Predecessor Period are primarily comprised of audit services, accounting and consulting services and legal fees related to TRUSI's disposal of the Thomson Reuters Healthcare business. Severance and retention bonuses in the Predecessor Period include severances of employees in connection with the planned disposal of TRHI.
Prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into a retention agreement (the “Retention Agreement”) with key TRHI employees in conjunction with the disposal of the business. Pursuant to the Retention Agreements, the Predecessor Parent agreed to provide for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Acquisition for periods ranging from 90 days to one year. Although the

Predecessor Parent retained the legal and contractual obligation to pay the employees, the compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the period from April 1, 2012 to June 6, 2012, (Predecessor) TRHI recorded $5.8 million of retention and bonuses expense against Net Investment of Predecessor Parent. The compensation which was paid by Predecessor Parent was deemed an investment contribution.
Successor
Acquisition related costs include costs incurred related to technology and other costs in connection with the Company's transition into a standalone business. For the year ended December 31, 2013, acquisition related costs included $12.9 million of expenses incurred mainly as a result of separating our IT infrastructure from Predecessor Parent, $9.2 million of costs related to the transitional services agreement with Thomson Reuters, and $4.9 million related to rebranding, consulting and other professional fees. For the Successor Period from April 20, 2012 to December 31, 2012, acquisition related costs consisted of $12.0 million of transaction fees to the Sponsor, and $26.0 million of direct acquisition costs consisting of legal, finance, consulting and professional fees.

Severance and retention bonuses primarily relate to the Acquisition of TRHI. As discussed above, prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into Retention Agreements with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. For the year ended December 31, 2013 and the Successor Period from April 20, 2012 to December 31, 2012, Truven recorded $1.4 million and $8.6 million of retention and bonus expense, respectively, against Additional Paid In Capital in the Equity section of the consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Acquisition (see Note 18).

15.	Income Taxes
For income tax purposes, the Predecessor’s income or loss was included in the Predecessor Parent’s individual and combined tax returns that include the Thomson Reuters Healthcare business as required within each jurisdiction. For the period subsequent to the Acquisition, the Company files a consolidated federal tax return. The provision for income taxes in the consolidated and combined statements of comprehensive income (loss) reflects income taxes as if the businesses were standalone entities and filed separate income tax returns.

The components of income tax expense are as follows:

	Successor		Predecessor
	Year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Year ended December 31, 2011
Current
Federal	$—	$—	$(4,807)	$3,174
State	235	82	(539)	801
Foreign	236	—	—	—
	471	82	(5,346)	3,975

Deferred
Federal	(75,817)	(26,189)	477	5,353
State	(9,472)	(3,886)	66	531
Foreign	(109)	—	—	—
	(85,398)	(30,075)	543	5,884
Total (benefit from) provision for income taxes	$(84,927)	$(29,993)	$(4,803)	$9,859

The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Allowance for doubtful accounts and other reserves	$597	$713
Transaction costs	—	468
Net operating loss and tax credit carry-forwards	74,616	33,942
Prepaid expenses	1,094	2,618
Accrued expenses	—	4,789
Deferred revenue	—	4,002
Goodwill	42,726	—
Deferred rent	1,121	—
Other	1,197	575
Total deferred tax assets	121,351	47,107
Other identifiable intangible assets	(125,652)	(134,097)
Goodwill	—	(7,049)
Trade and other receivables	(2,224)	(1,478)
Debt exchange	(5,585)	—
Other long-lived assets	(10,406)	(12,510)
Other	(222)	—
Total deferred tax liabilities	(144,089)	(155,134)
Net deferred tax liabilities	$(22,738)	$(108,027)

The deferred tax assets and liabilities are classified in the consolidated and combined balance sheets based on the balance sheet classification of the related assets and liabilities. Deferred tax assets and liabilities are shown net of one another if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the consolidated balance sheets are as follows:

	December 31, 2013	December 31, 2012
Current deferred tax asset	$—	$10,648
Current deferred tax liabilities	(711)	—
Noncurrent deferred tax liabilities	(22,027)	(118,675)
Net deferred tax asset (liabilities)	$(22,738)	$(108,027)
Pursuant to the Stock and Asset Purchase Agreement, the Predecessor Parent has provided an indemnity for all tax liabilities that relate to periods prior to June 7, 2012, including any taxes assessed that are directly attributable to cash received by the Predecessor Parent, but only if and to the extent such taxes result in an increase in cash taxes actually paid by Truven in any Successor tax period.
The Company assesses the realization of its deferred tax assets and the need for a valuation allowance on a standalone basis. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of December 31, 2013, the Company determined that it will more likely than not realize its deferred tax assets. Federal and state net operating loss (“NOL”) carry forwards at December 31, 2013 were $186.8 million and $171.7 million, respectively. The federal NOL carry forward starts to expire in 2032. The state NOL carry forwards start to expire in 2014. Certain state NOL’s are subject to the limitation rule in accordance with Section 382 of the Internal Revenue Code.
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Successor		Predecessor
	Years ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Years ended December 31, 2011
Income taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local tax	2.1	3.0	3.2	4.0
Foreign rate differential	0.1	—	—	—
State rate changes	(0.7)	—	—	—
Non-deductible transaction expenses	—	(2)	—	—
Goodwill impairment charge	(17.0)	—	—	—
Research tax credit	0.2	—	—	(0.7)
Other permanent items	—	(0.3)	0.4	1.6
Effective rate	19.7%	35.7%	38.6%	39.9%

16.     Commitment and Contingencies
Leases

Operating Leases
The Company occupies certain facilities and uses operating equipment under noncancelable operating lease arrangements expiring at various dates through 2021. Future minimum lease payments under these operating leases are as follows:

For the period ending December 31,
2014	$10,600
2015	9,928
2016	9,258
2017	5,250
2018	4,314
Thereafter	9,790
$49,140

Rent expense was $11.1 million, $4.2 million, $5.9 million and $9.5 million for the period ended December 31, 2013, period from January 1, 2012 to June 6, 2012, period from April 20, 2012 to December 31, 2012, and period ended December 31, 2011, respectively.
Capital Leases
During 2013, the Company entered into certain computer hardware lease arrangements that are classified as capital leases. The net book value of the computer hardware classified as capital leases included in the computer hardware and other property account in the balance sheet amounted to $4.1 million, net of accumulated depreciation of $0.4 million.

Future minimum lease payments under these capital leases are as follows:

For the period ending December 31,
2014	$1,731
2015	759
2016	759
2017	759
2018 and thereafter	—
Total future minimum lease payments	$4,008
Less imputed interest	309
Present value of future minimum lease payments	$3,699
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 11.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. As of December 31, 2013, the balance remaining from the $2 million that was paid in 2013 amounted to $0.7 million, net of $1.3 million amount written off representing the estimated revenue share of the supplier that will not be met on grace period.

Litigation and Legal Proceedings
Truven has been named as a defendant in approximately 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed in June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation.
Pending the resolution of an appeal by the co-defendant generic drug company defendants, the resolution of which will not affect the continuation of the actions against us, there has been no active discovery involving Truven. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

On December 15, 2011, Midwest Health Initiative, a client of our research business, requested arbitration of a dispute relating to our performance under a client services agreement. The arbitration proceedings were initiated in St. Louis and were settled by both parties during the fourth quarter of 2013. The settlement was immaterial.

Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to the United States Court of Appeals for the Ninth Circuit and that appeal is currently pending. The parties have entered into a tolling agreement pending the outcome of PAMC’s appeal. If a claim is filed against us, we expect to defend it.

The Company is involved in other litigation proceedings arising from the normal course of its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made.

While it is not possible to predict the outcome of any of these proceedings, the Company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations and cash flows.

17.    Segment Information
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

Payer
The Payer segment provides information and solutions to various customer channels, such as employers and health plans, pharmaceutical companies, the federal government, and state governments, to improve the cost and quality of healthcare. These solutions focus on care and risk management, which enhance benefit design, medical cost trend management, disease management, network design and quality management processes in healthcare payer and purchasing organizations.

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
Segment information for the Successor Periods December 31, 2013, from inception (April 20, 2012) to December 31, 2012, and for the Predecessor Period January 1, 2012 to June 6, 2012, and for the Predecessor Period December 31, 2011 is as follows:

	Year ended December 31, 2013
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense) (3)
Payer	$259,341	$26,670	$38,158
Hospitals	123,692	15,301	16,646
Clinicians	109,669	11,142	30,655
Segment totals	492,702	53,113	85,459
Center/Other(2)	—	—	(8,610)
	$492,702	$53,113	$76,849

	From inception (April 20, 2012) to December 31, 2012
	Successor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense) (3)
Payer	$136,922	$10,978	$27,060
Hospitals	59,300	6,352	4,353
Clinicians	45,563	4,840	3,231
Segment totals	241,785	22,170	34,644
Center/Other(2)	1	—	(586)
	$241,786	$22,170	$34,058

	January 1 to June 6, 2012
	Predecessor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense) (3)
Payer	$106,482	$9,539	$15,411
Hospitals	53,236	5,520	8,222
Clinicians	49,277	4,206	14,347
Segment totals	208,995	19,265	37,980
Center/Other(2)	3	—	(23,390)
	$208,998	$19,265	$14,590

	Year ended December 31, 2011
	Predecessor
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense) (3)
Payer	$245,065	$23,795	$37,378
Hospitals	124,980	9,323	29,231
Clinicians	111,672	5,941	33,746
Segment totals	481,717	39,059	100,355
Center/Other(2)	1,490	—	(35,993)
	$483,207	$39,059	$64,362

(1)    Depreciation and amortization expense includes the depreciation of hardware and other tangible assets and the amortization of developed technology and content, but excludes the amortization of other identifiable intangible assets because the CODM during both the Predecessor and Successor Periods did not consider this item when allocating resources and assessing performance.
(2)    Center/Other costs consist of items that are not directly attributable to reportable segments, revenue of discontinued product, marketing, technical support, executive, administrative costs and allocations from the Predecessor Parent. Center/Other includes the elimination of inter company transactions.
(3)    Segment operating income (expense) excludes goodwill impairment charge because the CODM does not consider this item when allocating resources and assessing performance.
The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the consolidated and combined statements of comprehensive loss.

	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2013	2012	2012	2011
	Successor		Predecessor
Segment operating income	$76,849	$34,058	$14,590	$64,362
Amortization of other identifiable intangible assets	(34,460)	(19,527)	(8,226)	(19,691)
Goodwill impairment	(366,662)	—	—	—
Other operating expenses	(35,038)	(49,622)	(18,803)	(20,002)
Operating income (loss)	(359,311)	(35,091)	(12,439)	24,669
Interest expense to Predecessor Parent	—	—	—	134
Interest income	—	—	3	—
Interest expense	(70,581)	(49,014)	—	(63)
Other finance costs	(24)	—	—	—
Income (loss) before income taxes	$(429,916)	$(84,105)	$(12,436)	$24,740

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

18.	Related Party Transactions
Predecessor
Our Predecessor utilized various wholly-owned affiliates of Thomson Reuters to provide administrative services and to finance its operations. In accordance with SEC Staff Accounting Bulletin 1-B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity,” the condensed consolidated and combined financial statements include an allocation of the Predecessor Parent's corporate expenses to our Predecessor, which principally consisted of personnel costs, including salaries, employee benefits and share-based compensation expenses. These costs relate to the corporate executive offices, audit fees, legal services, treasury, communications, human resources, tax services, risk management, technology support, rent and other costs incurred by the Predecessor Parent and its subsidiaries on behalf of our Predecessor. Costs were allocated to the Company based primarily on the proportional revenue. The amounts allocated to the Company for the period ended June 6, 2012 are presented in the combined statement of comprehensive income (loss) as follows:

	January 1, 2012 to June 6, 2012	Year ended December 31, 2011
Cost of revenues, excluding depreciation and amortization	$4,868	$10,213
Allocation of costs from Predecessor Parent and affiliates	10,003	34,496
	$14,871	$44,709
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

If TRHI or Truven had operated independently of the Predecessor Parent, it is possible that the terms and conditions of these related party transactions, and the resulting amounts recorded, would have been different from those presented in these consolidated and combined financial statements.
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
Successor
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the year ended December 31, 2013 and the period from April 20, 2012 to December 31, 2012, the Company recorded an expense of $2.9 million and $1.5 million, respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's consolidated statements of comprehensive loss. As of December 31, 2013, the Company has a prepaid sponsor fee of $0.7 million included in the prepaid account and other current assets account in the balance sheet.
After the Acquisition, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the Successor's financial statements. As of December 31, 2013, we have completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the year ended December 31, 2013, and period from April 20, 2012 to December 31, 2012, totaled $10.5 million and $12.3 million, respectively, which is included in the other operating expenses in the consolidated statements of comprehensive loss.
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provide TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we will provide these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2014. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized under this service agreement for the year ended December 31, 2013 and period from April 20, 2012 to December 31, 2012, totaled $0.7 million and $0.5 million, respectively, which is recorded as a reduction to general and administrative expense in the Company's consolidated statement of comprehensive loss.

During 2013, the Company received $2,350 of additional capital contribution from Holdings LLC, its direct parent company.

19.     Fair Value Measurement

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

Under the Financial Instruments Topic of the Codification, ASC 825, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under ASC 825 for any of its financial assets or liabilities.

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at December 31, 2013 and December 31, 2012.

At December 31, 2013, the carrying amounts and fair values of the Senior Credit Facility, Revolving Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,831	$—	$531,625	$—
Revolver	30,000	—	30,000	—
10.625% Senior Notes	325,427	—	369,876	—
At December 31, 2012, the carrying amounts and fair values of the Senior Term Loan and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$512,813	$—	$528,242	$—
10.625% Senior Notes	325,159	—	348,415	—

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

As discussed in note 8, the company recorded an aggregate impairment charge of $366.7 million in the fourth quarter of 2013, to reflect the amount by which the carrying value of each reporting unit's goodwill exceeded the estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of goodwill was measured using Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

20.     Subsequent Events

In January 2014, management initiated a plan that will change the Company’s segment structure in mid 2014 with the objective of focusing on more effective business and market facing opportunities and to simplify the business decision-making process. The operating segments are expected to be realigned to Commercial and Government division structures that will be headed by a separate segment manager directly reporting to the Chief Operating Decision Maker ("CODM"). Management is currently evaluating the impact of these changes in the future financial statements.

On February 14, 2014, the Company repaid $15 million of principal amount plus interest drawn against the Revolving Credit Facility.

There have been no other events subsequent to December 31, 2013 which would require accrual or disclosure in these consolidated and combined financial statements.

21.     Supplemental Guarantor Financial Information

In connection with the Acquisition, Truven issued the Notes as further described in Note 11. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (of which there currently are none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by the Company and each of Truven’s wholly-owned domestic subsidiaries (of which there are currently none). All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

The separate financial statements and the condensed consolidating and combining financial information about the results of operations, financial position and cash flows of the Parent, the Issuer, the Guarantors, the non-Guarantors, and eliminations are not presented due to the following:

•	Truven (the Issuer) is 100% owned by the Company (the Parent guarantor)

•	The guarantee is full and unconditional and there are no subsidiary guarantors

•	The Company has no independent assets or operations.

•
The transaction costs related to the Acquisition of $26,734 were incurred and paid for by Wolverine, which was merged with and into TRHI, with TRHI surviving the Merger upon closing of the Acquisition as a 100% owned direct subsidiary of the Company and TRHI subsequently changing its name to Truven Health Analytics Inc.

•
The subsidiaries of the Company other than Truven, which were newly formed in the fourth quarter of 2012, are minor (as defined in Section 3-10(h)(6) of Regulation S-X of the Securities Act), having total assets, stockholders’ equity, revenues, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

22. Supplemental condensed financial information of the Parent Company

Truven Holding Corp.
SCHEDULE I—Condensed Financial Information of Parent Company
Parent Company Condensed Balance Sheet
(in thousands of dollars, unless otherwise indicated)

	As of December 31,
	2013	2012
Asset
Investments in Truven Health Analytics Inc.	$79,283	$419,252
Total assets	79,283	419,252

Liabilities and Equity
Total liabilities	—	—
Equity
Common stock—$0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid in capital	478,549	473,364
Accumulated deficit	(399,101)	(54,112)
Currency translation adjustment	(165)	—
Total liabilities and stockholders’ equity	$79,283	$419,252
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012

Revenues, net	$—	$—
Operating costs and expenses	—	—
(Loss) income before income taxes	—	—
Benefit from (provision for) income taxes	—	—
Income before share in net loss from subsidiaries	—	—
Share of net loss from subsidiaries	(344,989)	(54,112)
Net loss	$(344,989)	$(54,112)

Other comprehensive loss:
Foreign currency translation adjustments	$(165)	$—
Total comprehensive loss	$(345,154)	$(54,112)
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012

Net cash provided by operating activities	$—	$—
Cash flows from investing activities:
Investment in Truven Health Analytics, Inc.	(2,350)	(464,400)

Net cash used in investing activities	(2,350)	(464,400)
Cash flows from financing activities:
Issuance of common stock	—	464,400
Additional capital contribution	2,350	—
Net cash provided by financing activities	2,350	464,400
Change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Notes to Parent Company Condensed Financial Statements
(in thousands of dollars, unless otherwise indicated)

Basis of Presentation
The financial statements for Truven Holding Corp. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the year ended December 31, 2013 and from inception (April 20, 2012) to December 31, 2012 and its financial position as of December 31, 2013 and 2012.
The separate condensed financial statements of the Parent Company as presented have been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04 and present the Parent Company’s investment in its subsidiaries under the equity method of accounting. Such investment is presented on a separate condensed balance sheet of the Parent Company as “Investment in Truven Health Analytics Inc.” and the Parent Company’s shares of profit or loss of subsidiaries are presented as “Share of net loss from subsidiaries” in the condensed statement of comprehensive loss.
The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven’s ability and the ability of each of any restricted subsidiaries to sell assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by Truven and its subsidiaries, and enter into agreements that restrict dividends from subsidiaries. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Truven and its subsidiaries totaling $79,283 and $419,252 as of December 31, 2013 and 2012, respectively, which exceeded 25% of the consolidated net assets of the Parent Company, and its subsidiaries.
Capital Contribution
The Parent Company was formed on April 20, 2012 for the purpose of consummating the Acquisition and has had no operations from inception. The Parent Company has 1,000 shares authorized, and issued 1 share with $0.01 par value for $464,400.
Prior to the Acquisition, Thomson Reuters Corporation (the Predecessor Parent) entered into a Retention Agreement with key employees of TRHI in conjunction with the disposal of the business. Pursuant to the Retention Agreements, the Predecessor Parent provided for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Acquisition for periods ranging from 90 days to one year. After the Acquisition, Truven determined that the retention and bonus for the duration of the performance period of certain employees subject to the Retention Agreement amounted to $15,813. Although the Predecessor Parent retained the legal and contractual obligation to pay the employees, the compensation expense was recorded by Truven in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the Predecessor Period ended June 6, 2012, TRHI recorded $5,800 of retention and bonus expense against Net Investment of Predecessor Parent and Truven recorded $8,635 and $1,378 of retention and bonus expenses against Additional Paid in capital in the period from April 20, 2012 to December 31, 2012 and year ended December 31, 2013. The retention and bonus expense, which was paid by Predecessor Parent, was deemed an investment/capital contribution.
During 2013, Truven Holding Corp. received $2,350 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

Contingencies
As of December 31, 2013, there were no material contingencies, significant provisions for long-term debt obligations, or guarantees of the Parent Company, except for those, if any, which have been separately disclosed in the consolidated and combined financial statements.

Valuation and Qualifying Accounts
We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in this reserve for the years ended December 31, 2013 (Successor), form inception (April 20, 2012) to December 1, 2012 (Successor), for the period January 1, 2012 to June 6, 2012 (Predecessor), and year ended December 31, 2011 (Predecessor).
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Balance at Beginning of Year	Charge to (Recovery from) Bad Debt (1)	Write-offs Net of Recoveries (2)	Balance at End of Year
Year ended December 31, 2013 (Successor)		1,865.0	(144.0)	191.0	1,530
From inception (April 20, 2012) to December 31, 2012 (Successor)		—	517.0	(1,348.0)	1,865.0
For the period January 1, 2012 to June 6, 2012 (Predecessor)		1,319.0	—	1,319.0	—
Year ended December 31, 2011 (Predecessor)		850.0	466.0	(3.0)	1,319

	(1)	Additions to the allowance account through the normal course of business are charged to expense.
	(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.