Form 10-Q
period 2014-03-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2014-05-16
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 16, 2014, there was one outstanding share of each of the registrants.

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

•
the term “Thomson Reuters Healthcare” refer to TRHI, together with certain other assets and liabilities of the Thomson Reuters Healthcare business prior to and including the date of the closing of the Acquisition on June 6, 2012;

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

•	the term "Notes" refers to refers to the 10.625% Senior Notes.

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility from syndicate of banks and other financial institutions.

•	the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012.

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the United States Securities Act of 1933, as amended.

•	the term "Simpler" refers to Simpler Consulting, L.P. and certain of its affiliated entities and persons, which was acquired by certain wholly-owned subsidiaries of the Company on April 11, 2014.

ii

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$12,977	$10,255
Trade and other receivables (less allowances of $1,587 and $1,530, respectively)	81,797	97,798
Prepaid expenses and other current assets	25,530	24,208
Total current assets	120,304	132,261
Computer hardware and other property, net	41,183	48,037
Developed technology and content, net	143,886	148,637
Goodwill	457,677	457,677
Other identifiable intangible assets, net	353,399	362,014
Other noncurrent assets	15,424	15,977
Total assets	$1,131,873	$1,164,603
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$54,501	$53,376
Deferred revenue	131,983	128,392
Current portion of long-term debt	5,350	5,350
Capital lease obligation	639	1,596
Deferred tax liabilities	5,406	711
Income taxes payable	335	189
Total current liabilities	198,214	189,614
Deferred revenue	5,603	2,096
Capital lease obligation	1,939	2,102
Long-term debt	851,291	866,908
Deferred tax liabilities	11,970	22,027
Other noncurrent liabilities	2,729	2,573
Total liabilities	1,071,746	1,085,320
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	478,789	478,549
Accumulated deficit	(418,358)	(399,101)
Foreign currency translation adjustment	(304)	(165)
Total equity	60,127	79,283
Total liabilities and equity	$1,131,873	$1,164,603
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended March 31,
	2014	2013

Revenues, net	$118,262	$112,890
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(70,287)	(67,577)
Selling and marketing, excluding depreciation and amortization	(13,724)	(13,446)
General and administrative, excluding depreciation and amortization	(11,285)	(8,566)
Depreciation	(6,593)	(4,580)
Amortization of developed technology and content	(9,197)	(7,718)
Amortization of other identifiable intangible assets	(8,615)	(8,615)
Other operating expenses	(6,529)	(12,865)
Total operating costs and expenses	(126,230)	(123,367)
Operating loss	(7,968)	(10,477)
Interest expense	(16,283)	(17,567)
Interest income	10	—
Other finance costs	(76)	(12)
Loss before income taxes	(24,317)	(28,056)
Benefit from income taxes	5,060	10,426
Net loss	$(19,257)	$(17,630)

Other comprehensive loss:
Foreign currency translation adjustments	(139)	(32)
Total comprehensive loss	$(19,396)	$(17,662)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(19,257)	$(17,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,593	4,580
Amortization of developed technology and content	9,197	7,718
Amortization of other identifiable intangible assets	8,615	8,615
Amortization of debt issuance costs	626	665
Amortization of debt discount	720	541
Amortization of unfavorable leasehold interest	(47)	(47)
Asset write-off	4,706	—
Deferred income tax benefit	(5,362)	(10,812)
Share-based compensation expense	240	401
Changes in operating assets and liabilities:
Trade and other receivables	16,000	21,649
Prepaid expenses and other current assets	(6,028)	(4,824)
Accounts payable and accrued expenses	7,239	2,372
Deferred revenue	7,099	3,371
Income taxes	146	347
Other	130	322
Net cash provided by operating activities	30,617	17,268
Investing activities
Capital expenditures	(10,299)	(19,378)
Net cash used in investing activities	(10,299)	(19,378)
Financing activities
Additional capital contribution	—	1,950
Principal repayment of senior term loan	(1,338)	(1,319)
Repayment of revolving credit facility	(15,000)	—
Payment of capital lease obligation	(1,120)	—
Net cash (used in) provided by financing activities	(17,458)	631
Effect of exchange rate changes in cash and cash equivalents	(138)	(32)
Increase (decrease) in cash and cash equivalents	2,722	(1,511)
Cash and cash equivalents
Beginning of period	10,255	23,347
End of period	$12,977	$21,836

Supplemental cash flow disclosures
Interest paid	$6,236	$7,360
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Three months ended March 31, 2014
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
Share-based compensation expense	—	240	—	—	240
Foreign currency translation adjustment	—	—	—	(139)	(139)
Net loss	—	—	$(19,257)	—	(19,257)
Balance at March 31, 2014	$—	$478,789	$(418,358)	$(304)	$60,127
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company completed the Acquisition for net cash consideration of $1,249,402. The Company financed the Acquisition and paid related costs and expenses associated with the Acquisition and the financing as follows: (i) approximately $464,400 in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527,625 principal amount was borrowed under the Term Loan Facility; and (iii) $327,150 aggregated principal amount of Notes (see Note 3) were issued.
Truven provides healthcare data and analytics solutions and services to key constituents in the healthcare system, including employers and health plans, federal government agencies, state government agencies, hospitals, clinicians and pharmaceutical companies. Truven operates and manages its business under three reportable segments: Payer, Hospitals and Clinicians.
Truven Holding Corp. was formed on April 20, 2012, by Veritas Capital for the purpose of consummating the Acquisition and has had no operations from inception other than its investment in Truven. Therefore, the unaudited interim condensed consolidated financial statements of Truven Holding Corp. reflect the financial position and results of operations of Truven.
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2013. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2013 included in the Form10-K as filed with the Securities and Exchange Commission ("SEC") on March 31, 2014.

Reclassification
In order to conform the prior periods with the current period presentation, the Company has reclassified facilities costs previously recorded in the “General and administrative, excluding depreciation and amortization” to “Costs of revenues, excluding depreciation and amortization” and “Selling and marketing, excluding depreciation and amortization” accounts amounting to $2.2 million and $0.3 million, respectively, in the three month period ended March 31, 2013. These reclassifications did not have an impact on the Company’s balance sheet and statement of cash flows for the period ended March 31, 2013.

2.     Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate any impacts on our financial statements upon adoption.

3.	Long-Term Debt

The Company's long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Senior Credit Facility
Term Loan Facility (net of $13,503 and $14,156 discount, respectively)	$516,147	$516,831
Revolving Credit Facility	15,000	30,000

10.625% Senior Notes ("the Notes") (net of $1,656 and $1,723 discount, respectively)	325,494	325,427
	856,641	872,258
Less: current portion of long-term debt	5,350	5,350
Long-term debt	$851,291	$866,908
In connection with the Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes ("Notes"). Except as otherwise indicated by the context, the Old Notes and the Exchange Notes are collectively and individually defined as the "Notes".

Senior Credit Facility
The Senior Credit Facility, as amended on April 26, 2013, is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of the $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. On February 14, 2014, the Company repaid $15.0 million of principal amount plus interest drawn against the Revolving Credit Facility. As of March 31, 2014, the Company has an outstanding revolving loan of $15.0 million and an available line of credit under the Revolving Credit Facility of $35.0 million.

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

All obligations under the Senior Credit Facility are guaranteed by Truven Holding Corp. and each of Truven’s future wholly-owned domestic subsidiaries (as of March 31, 2014 there were none) (see Note 11). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven’s assets as well as those of each guarantor (subject to certain limited exceptions).

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

In addition, the Senior Credit Facility requires Truven, to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2014, the Company is in compliance with all of these credit facility covenants.

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

In connection with the April 2013 Refinancing, the Company incurred lenders' fees of $6.7 million, representing call premium. Of the $6.7 million, $5.8 million was recorded as part of original issue discount and presented as net of debt.

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement (the "Purchase Agreement") with Simpler Consulting, L.P. and certain of its affiliated entities and persons (collectively referred to as "Simpler") (see Note 11). In connection with the Purchase Agreement, Truven entered into the third amendment (the "Third Amendment") to its Credit Agreement. The Third Amendment provided for a $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche B Term Loans"), and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million revolving credit facility (which remained unchanged).

On April 11, 2014, the Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, the Company must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1,590 each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Credit Agreement.
The Third Amendment also amended the Credit Agreement to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to the Company by increasing the maximum permitted ratios for certain periods from 2014 to 2016.

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

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (as of March 31, 2014 there were none) (see Note 11) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. We are in compliance with all of these covenants as of March 31, 2014.

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
Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we would exchange the Notes issued in a private offering (the "Old Notes") (and related guarantees) for a like aggregate principal amount of new registered notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (the "Exchange Notes") (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Old Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer was completed, up to a maximum increase of 1.00% per annum.
On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven closed its offer to exchange the Old Notes for the Exchange Notes. The interest rate on the new Exchange Notes reverted to 10.625%.
As of March 31, 2014, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending March 31,
2015	$5,350
2016	5,350
2017	20,350
2018	5,350
2019	5,350
Thereafter	809,541
$851,291

4.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended March 31,
	2014	2013
Severance and retention bonuses	$562	$1,475
Acquisition related costs and other nonrecurring charges	620	10,765
Asset Write-off (see Note 9)	4,706	—
Sponsor fee	641	625
Total other operating expenses	$6,529	$12,865

Severance expense in 2014 primarily relates to compensation for certain positions that were eliminated as part of management's plan that will change the Company’s operating segment structure in mid 2014 with the objective of enabling us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process (see Note 5). Severance and retention bonuses in 2013 primarily relate to the Acquisition of TRHI. On March 31, 2012 prior to the Acquisition, the Predecessor Parent entered into a Retention Agreement with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service. For the three months ended March 31, 2013, $966 of retention and bonus expense was recorded against Additional Paid In Capital in the Equity section of the condensed consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

Acquisition related costs and non recurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014 (see Note 11) and other professional fees incurred related to business improvement processes and Sarbanes-Oxley Act compliance. Acquisition related costs and non recurring charges in 2013 include costs incurred related to technology and other costs in connection with the Company's transition into a standalone business. These costs include $5.5 million of nonrecurring expenses associated with data center migration and separating infrastructure from

Predecessor Parent, $4.2 million of cost related to the transitional service agreement with Thomson Reuters and $1.1 million related to rebranding, consulting and professional fees.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Acquisition (see Note 7).

5.    Segment Information
In January 2014, management initiated a plan that will change the Company’s segment structure in the second quarter of 2014 with the objective of enabling us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. The operating segments are expected to be realigned to Commercial and Government division structures that will be headed by separate segment managers directly reporting to the Chief Operating Decision Maker ("CODM") (see Note 11). Through the first quarter of 2014, the Company operated and managed its business through three reportable segments: Payer, Hospitals and Clinicians. The determination of reportable segments was based on the discrete financial information provided to the CODM. The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. The accounting policies for the reportable segments are the same as those for the consolidated Company. The Company’s operations and customers are based primarily in the United States. Each segment also offers distinct integrated products and services related to data analytics and solution platforms offered to customers or groups of similar customers. Results from operating activities represent the profit earned by each segment without allocation of central administrative revenues and expenses, financial income and expenses and income tax benefit and expense. The Company's segments are as follows:
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
Segment information for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three months ended March 31, 2014
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$60,871	$7,895	$3,816
Hospitals	29,795	4,421	2,675
Clinicians	27,596	3,474	7,063
Segment totals	118,262	15,790	13,554
Center/Other(2)	—	—	(6,378)
	$118,262	$15,790	$7,176

	Three months ended March 31, 2013
	Revenues	Depreciation and Amortization(1)	Segment Operating Income (Expense)
Payer	$57,902	$6,323	$7,172
Hospitals	28,603	3,601	2,417
Clinicians	26,385	2,244	8,191
Segment totals	112,890	12,168	17,780
Center/Other(2)	—	130	(6,777)
	$112,890	$12,298	$11,003

(1)    Depreciation and amortization expense includes the depreciation of hardware and other tangible assets and the amortization of developed technology and content, but excludes the amortization of other identifiable intangible assets because the CODM did not consider this item when allocating resources and assessing performance.
(2)    Center/Other costs consist of items that are not directly attributable to reportable segments, such as marketing, technical support, executive, and administrative costs. Center/Other includes the elimination of intercompany transactions.
The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended March 31,
	2014	2013

Segment operating income	$7,176	$11,003
Amortization of other identifiable intangible assets	(8,615)	(8,615)
Other operating expenses	(6,529)	(12,865)
Operating loss	(7,968)	(10,477)
Interest expense	(16,283)	(17,567)
Interest income	10	—
Other finance costs	(76)	(12)
Loss before income taxes	$(24,317)	$(28,056)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

6.     Share-based Compensation

In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company, not to exceed 6.25% in the aggregate. The membership interest will vest 20% on each of the first five anniversaries, subject to certain conditions. In addition, 100% of each Class B Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement.

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

	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2013	4.6	$6,374
Granted	—	—
Forfeited	(0.2)	(219)
Balance at March 31, 2014	4.4	$6,155
Outstanding and vested as of March 31, 2014	0.8	$1,143

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

The Company recognized compensation expense against additional paid in capital of $240 and $401, net of an estimated forfeiture rate of 10%, for the three months ended March 31, 2014 and 2013, respectively, which is recorded in General and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Class B Membership Interest expected to be recognized over the next 3.2 years is $3,624.

As of March 31, 2014, 0.8% of Class B Membership Interest has vested with the estimated fair value of $1,161.

7.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three month periods ended March 31, 2014 and March 31, 2013, the Company recorded an expense of $0.6 million and $0.6 million, respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss. As of March 31, 2014, there was no accounts payable to the Sponsor included in the accounts payable and accrued expenses account.

After the Acquisition on June 6, 2012, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the financial statements. In the fourth quarter of 2013, we completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the three month period ended March 31, 2013 amounted to $4.2 million, which is included in the other operating expenses in the unaudited interim condensed consolidated statement of comprehensive loss.
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provide TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we will provide these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services ended by March 31, 2014. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized under this service agreement for the three month periods ended March 31, 2014 and March 31, 2013 totaled $0.1 million and $0.2 million, respectively, which is recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

During the first quarter of 2013, Truven Holding Corp. received $1,950 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

On October 11, 2013, the Company received a note receivable from Holdings LLC, the direct parent company of the Company. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of March 31, 2014.

8.	Income Taxes
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

Income tax benefit for the three month periods ended March 31, 2014 and 2013 had an effective tax rate of 20.8% and 37.2%, respectively, and is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

9.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 3.

Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the period, $4.7 million of prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met by the grace period.
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
Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to the United States Court of Appeals for the Ninth Circuit which affirmed the District Court's decision. The parties have entered into a tolling agreement pending the outcome of PAMC’s appeals. If a claim is filed against us, we expect to defend it.
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

10.     Fair Value Measurement

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at March 31, 2014 and December 31, 2013.

At March 31, 2014, the carrying amounts and fair values of the Senior Credit Facility, revolver and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,147	$—	$524,354	$—
Revolver	15,000	—	15,000	—
10.625% Senior Notes	325,494	—	371,315	—
At December 31, 2013, the carrying amounts and fair values of the Senior Credit and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,831	$—	$531,625	$—
Revolver	30,000	—	30,000	—
10.625% Senior Notes	325,427	—	369,876	—

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

In Q4 2013, the Company recorded an aggregate goodwill impairment charge of $366.7 million, to reflect the amount by which the carrying value of each reporting unit's goodwill exceeded the estimated fair value. The fair value of goodwill was measured using Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

11.     Subsequent Events

Segment information

In April 2014, the Company determined its new reportable segments based on the discrete financial information provided to the CODM. As a result, management changed the Company’s segment structure with the objective of enabling us to more effectively focus on business and market facing opportunities and to simplify the business decision-making process. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The change in the structure of the Company's internal organization causes the composition of our reportable segments to be adjusted retrospectively starting in April of 2014. Below is supplemental unaudited condensed segment information about the results of our operations for the three months ended March 31, 2014 and March 31, 2013, under the new segment structure:
Commercial

The Commercial segment includes Payer’s Employer/HealthPlan and Pharma channels, and the Hospitals and Clinicians business. The Commercial segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.  In the Commercial segment we deliver analytics solutions and services in population heath and cost analysis, hospital performance management, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, and strategic consulting to meet the converging needs of the market.

Government

The Government segment is mainly comprised of Payer’s Federal and State Government channels. The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies (e.g., state Medicaid agencies, Centers for Medicare & Medicaid Services) and federally owned and operated healthcare facilities.  Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.  In the Government segment we deliver analytics solutions and services in population heath and cost analysis, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, strategic consulting, and data warehousing.

In addition, in April of 2014 the CODM evaluated the performance of our segments based on segment operating income (loss), which is calculated internally as net sales, less cost of operations (including allocation of technology costs), selling and marketing, and general and administrative expenses, excluding depreciation and amortization.
Segment information for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three months ended March 31,
	2014		2013
	Revenue	Segment operating income (loss)	Revenue	Segment operating income (loss)
Commercial	$96,350	$29,957	$92,427	$28,282
Government	21,912	(641)	20,463	1,146
Segment totals	118,262	29,316	112,890	29,428
Center/Shared Services (1)	—	(6,350)	—	(6,127)
	$118,262	$22,966	$112,890	$23,301

(1)    Center/shared services consist of items that are not directly attributable to reportable segments, such as corporate administrative costs and elimination of intercompany transactions.
The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended March 31,
	2014	2013

Segment operating income	$22,966	$23,301
Depreciation	(6,593)	(4,580)
Amortization of developed technology and content	(9,197)	(7,718)
Amortization of other identifiable intangible assets	(8,615)	(8,615)
Other operating expenses	(6,529)	(12,865)
Operating loss	(7,968)	(10,477)
Interest expense	(16,283)	(17,567)
Interest income	10	—
Other finance costs	(76)	(12)
Loss before income taxes	$(24,317)	$(28,056)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

Simpler Acquisition
On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement with Simpler. Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a cash purchase price of $76.3 million and the issuance by Holdings LLC, the direct parent of the Company, of $3.7 million of equity interests to Simpler, subject to certain purchase price adjustments (the "Simpler Transaction"). The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness of Simpler in connection with the Transaction.
The Company has not made all of the required disclosures in accordance with ASC 805-10-50-2, Business Combinations, as it is currently in the process of evaluating the purchase accounting implications of the Simpler transaction.
Financing
In connection with the Simpler Transaction, Truven entered into the Third Amendment to its Credit Agreement. The Third Amendment provided for a $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche

B Term Loans"), and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million revolving credit facility (which remained unchanged).
On April 11, 2014, the Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler.

Other
There have been no other events subsequent to March 31, 2014, which would require accrual or disclosure in these unaudited interim condensed consolidated financial statements.

12.     Unaudited Supplemental Guarantor Financial Information

In connection with the Acquisition, Truven issued the Notes as further described in Note 1. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries (as of March 31, 2014 there were none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s wholly-owned domestic subsidiaries (as of March 31, 2014 there were none). All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

The separate financial statements and the condensed consolidating and combining financial information about the results of operations, financial position and cash flows of the Parent, the Issuer, the Guarantors, and the non-Guarantors, and eliminations are not presented due to the following:

•	Truven (the Issuer) is 100% owned by Truven Holding Corp. (the parent company guarantor).

•	The Guarantee is full and unconditional and there are no subsidiary guarantors.

•	Truven Holding Corp. has no independent assets or operations.

•
The transaction costs related to the Acquisition of $26,734 were incurred and paid for by Wolverine, which was merged with and into TRHI, with TRHI surviving the Merger upon closing of the Acquisition as a 100% owned direct subsidiary of Truven Holding Corp. and subsequently changing its name to Truven Health Analytics Inc.

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

The acquisition of Simpler on April 11, 2014 may impact this presentation in future periods (see Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three month periods ended March 31, 2014 and March 31, 2013. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of March 31, 2014, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended March 31, 2014 represent the consolidated financial statements of Truven Holding and its subsidiaries.

Note to Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Quarterly Report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the SEC.

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

Recent Developments

Acquisition and financing

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement (the "Purchase Agreement") with Simpler Consulting, L.P. and certain of its affiliated entities and persons (collectively referred to as "Simpler"). Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a cash purchase price of $76.3 million and the issuance by Holdings LLC, the direct parent of the Company, of $3.7 million of equity interests to Simpler, subject to certain purchase price adjustments (the "Simpler Transaction"). The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness of Simpler in connection with the Transaction.

In connection with the Simpler Transaction, we entered into the Third Amendment to our Credit Agreement. The Third Amendment provided for a $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche B Term Loans"), and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million Revolving Credit Facility (which remained unchanged).

On April 11, 2014, we borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, we must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1,590 each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Credit Agreement.

The Third Amendment also amended the Credit Agreement to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to us by increasing the maximum permitted ratios for certain periods from 2014 to 2016.

Segment Information
As discussed in Note 11 of the condensed consolidated financial statements, the Company determined its new reportable segments starting in the second quarter of 2014 based on the discrete financial information provided to the CODM. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers. Also, see "Supplemental Information on Change in Reportable Segments" included in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our segments
In January 2014, management initiated a plan that will change the Company’s segment structure in the second quarter of 2014 with the objective of enabling us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. The operating segments have been realigned to Commercial and Government division structures that will be headed by separate segment managers directly reporting to the Chief Operating Decision Maker ("CODM") (see Note 11).

Through the first quarter of 2014, the Company operated and managed its business through three reportable segments: Payer, Hospitals and Clinicians. The determination of reportable segments was based on the discrete financial information provided to the CODM.
The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. The accounting policies for the reportable segments are the same as those for the consolidated Company.
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

In April of 2014, the Company determined its new reportable segments based on the discrete financial information provided to the CODM. As a result, management changed the Company’s segment structure with the objective of enabling us to more effectively focus on business and market facing opportunities and to simplify the business decision-making process. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The new Commercial and Government segments are as follows:
Commercial

The Commercial segment includes Payer’s Employer/HealthPlan and Pharma channels, and the Hospitals and Clinicians business. The Commercial segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.
In the Commercial segment we deliver analytics solutions and services in population heath and cost analysis, hospital performance management, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, and strategic consulting to meet the converging needs of the market.

Government

The Government segment is mainly comprised of Payer’s Federal and State Government channels. The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies (e.g., state Medicaid agencies, Centers for Medicare & Medicaid Services) and federally owned and operated healthcare facilities.  Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.  In the Government segment we deliver analytics solutions and services in population heath and cost analysis, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, strategic consulting, and data warehousing.

In addition, in April of 2014 the CODM evaluated the performance of our segments based on segment operating income (loss), which is calculated internally as net sales, less cost of operations (including allocation of technology costs), selling and marketing, and general and administrative expenses, excluding depreciation and amortization.
The change in the structure of the Company's internal organization causes the composition of our reportable segments to change and requires our previously reported interim and annual financial statements to be retrospectively adjusted based on the new segment information, starting in April of 2014. See Note 11 to the condensed consolidated financial statements and "Supplemental Information on Change in Reportable Segments" included elsewhere in this quarterly report.

Deferred Revenue: Fair Value Adjustments
Our revenues are derived from the sale of subscription data and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue in the three month periods ended March 31, 2014 and March 31, 2013 by $0.7 million and $4.8 million, respectively. The write-off will have a future aggregate negative impact of $5.6 million with the majority reflected over the next 24 months.

Results of Operations

The following section provides a comparative discussion of our Results of Operations for the three months ended March 31, 2014 and March 31, 2013, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended March 31, 2014 and March 31, 2013:

(Dollars in thousands)	Three months ended March 31, 2014	% of revenue	Three months ended March 31, 2013	% of revenue	Change	% change

Revenues, net	$118,262	100%	$112,890	100%	$5,372	5%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(70,287)	(59)%	(67,577)	(60)%	(2,710)	4%
Selling and marketing, excluding depreciation and amortization(b)	(13,724)	(12)%	(13,446)	(12)%	(278)	2%
General and administrative, excluding depreciation and amortization(c)	(11,285)	(10)%	(8,566)	(8)%	(2,719)	32%
Depreciation	(6,593)	(6)%	(4,580)	(4)%	(2,013)	44%
Amortization of developed technology and content	(9,197)	(8)%	(7,718)	(7)%	(1,479)	19%
Amortization of other identifiable intangible assets(d)	(8,615)	(7)%	(8,615)	(8)%	—	—%
Other operating expenses(e)	(6,529)	(6)%	(12,865)	(11)%	6,336	(49)%
Total operating costs and expenses	(126,230)	(107)%	(123,367)	(109)%	(2,863)	2%
Operating loss	(7,968)	(7)%	(10,477)	(9)%	2,509	(24)%
Net interest expense (f)	(16,273)	(14)%	(17,567)	(16)%	1,294	(7)%
Other finance costs	(76)	—%	(12)	—%	(64)	NM
Loss before income taxes	(24,317)	(21)%	(28,056)	(25)%	3,739	(13)%
Benefit from income taxes	5,060	4%	10,426	9%	(5,366)	(51)%
Net loss	$(19,257)	(16)%	$(17,630)	(16)%	$(1,627)	9%

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

(e)
In 2014, other operating expenses included legal costs related to acquisition of Simpler in April 2014, other professional fees incurred related to business process documentation and improvements associated with our future requirement to comply under the Sarbanes-Oxley Act, severance costs for certain positions that were eliminated as part of management's plan that will change the Company's operating segment structure in mid-2014, asset write-offs, and the Sponsor fee for Veritas Capital. In 2013, other operating expenses represent costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. These costs also include severance and retention bonuses relating to the Acquisition and the Sponsor fee for Veritas Capital. See Note 4 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of three months ended March 31, 2014 and 2013
Revenues, net
Our net revenues were $118.3 million for the three month period ended March 31, 2014 as compared to $112.9 million for the three month period ended March 31, 2013, an increase of $5.4 million or 5%. This increase was primarily due to the impact from the $0.7 million deferred revenue adjustment in 2014 compared to the $4.8 million deferred revenue adjustment in 2013 in connection with the Acquisition. In addition, revenue increased due to higher revenue in the Payer segment as a result of an increase in demand for analytic solution and data warehousing services, partially offset by decreases in revenue from the Hospitals and Clinicians segments due to a decline in the planning and marketing services and lower subscription renewals in care management, respectively. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $70.3 million for the three month period ended March 31, 2014 as compared to $67.6 million for the three month period ended March 31, 2013, an increase of $2.7 million, or 4%. This increase was primarily due to higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $13.7 million for the three month period ended March 31, 2014 as compared to $13.4 million for the three month period ended March 31, 2013, an increase of $0.3 million, or 2%, due to an increase in salaries and wages for the additional head count related to various marketing initiatives.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $11.3 million for the three month period ended March 31, 2014 as compared to $8.6 million for the three month period ended March 31, 2013, an increase of $2.7 million, or 32%. The increase was primarily due to a $1.4 million increase in salaries and wages expense to build the accounting, internal audit, procurement, and human resource departments, as well as the additional hiring of senior executive management in operations. Administrative costs in software maintenance also increased by $0.4 million upon completion of our transition to a stand alone company. In addition, administrative costs in maintaining our international branches that were set up in the first half of 2013 are $0.3 million higher due to payroll, tax and statutory compliance services.
Depreciation and amortization
Our depreciation and amortization expense was $24.4 million for the three month period ended March 31, 2014 as compared to $20.9 million for the three month period ended March 31, 2013, an increase of $3.5 million or 17%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013.
Other operating expenses
Our other operating expense was $6.5 million for the three month period ended March 31, 2014 as compared to $12.9 million for the three month period ended March 31, 2013, a decrease of $6.3 million or 49%. In 2014, other operating expenses include $0.6 million of acquisition related costs and other charges in 2014, comprised of legal costs related to the acquisition of Simpler Consulting, L.P. in April 2014 and other professional fees incurred related to business improvement processes and Sarbanes-Oxley Act compliance, $0.6 million of severance expense which primarily relates to compensation for certain positions that were eliminated as part of management's plan that will change the Company’s operating segment structure in mid-2014, $4.7 million of asset write-off and $0.6 million of Sponsor advisory fees. In 2013, other operating expenses include $10.8 million of Acquisition related costs, $1.5 million of severance and retention bonuses and $0.6 million of Sponsor advisory fees. Acquisition related costs consist of $5.5 million of other expenses associated with data center migration and separating the infrastructure from Predecessor Parent, $4.2 million of costs related to the transitional services agreement with Thomson Reuters and $1.1 million related to rebranding, consulting and professional fees.

Operating loss
Our operating loss was $8.0 million for the three month period ended March 31, 2014 as compared to an operating loss of $10.5 million for the three month period ended March 31, 2013, a decrease in operating loss of $2.5 million, or 24%, from 2013. The decrease in operating loss was primarily due to a $5.4 million increase in revenue while total operating expenses slightly increased by $2.9 million as discussed above.
Net interest expense
Our net interest expense was $16.3 million for the three month period ended March 31, 2014, as compared to $17.6 million for the three month period ended March 31, 2013, a decrease of $1.3 million, or 7%. The decrease was primarily due to lower interest rates as a result of refinancing the Term Loan Facility in April 2013 that effectively reduced the interest rate by 1.25% on the $529.7 million Term Loan Facility, partially offset by the interest on incremental borrowing under the Term Loan Facility and Revolving Credit Facility of $11.3 million and $15.0 million, respectively.

Benefit from income taxes

Our income tax benefit was $5.1 million for the three month period ended March 31, 2014 as compared to a benefit of $10.4 million for the three month period ended March 31, 2013, a decrease of $5.4 million or 51%. Income tax benefit for the three month period ended March 31, 2014 and three month period ended March 31, 2013, at an effective tax rate of 20.8%, and 37.2%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and non deductible expenses.

Segment discussion
The following table summarizes our segment information for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Three months ended March 31, 2014	% of revenue	Three months ended March 31, 2013	% of revenue	Change	% change

Payer
Revenues	$60,871	100%	$57,902	100%	$2,969	5%
Segment operating income	3,816	6%	7,172	12%	(3,356)	(47)%
Depreciation and amortization	7,895	13%	6,323	11%	1,572	25%
Hospitals
Revenues	29,795	100%	28,603	100%	1,192	4%
Segment operating income	2,675	9%	2,417	8%	258	11%
Depreciation and amortization	4,421	15%	3,601	13%	820	23%
Clinicians
Revenues	27,596	100%	26,385	100%	1,211	5%
Segment operating income	7,063	26%	8,191	31%	(1,128)	(14)%
Depreciation and amortization	3,474	13%	2,244	9%	1,230	55%
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

See Note 5 to the unaudited condensed consolidated financial statements included in this quarterly report for a reconciliation of segment financial information.

Payer segment

Revenues

Our Payer segment revenue was $60.9 million for the three month period ended March 31, 2014 as compared to $57.9 million for the three month period ended March 31, 2013, an increase of $3.0 million or 5%. This was due to higher overall revenue across the customer channels compared to the prior year period as a result of new contracts and higher demand in analytic solution and data warehousing services. In addition, the increase in revenue was also slightly impacted by a lower deferred revenue adjustment ($0.6 million in 2014 compared to $0.8 million in 2013) in connection with the Acquisition.

Revenue in the Employer and Health Plan customer channel increased to $31.9 million for the three month period ended March 31, 2014 compared to $30.6 million in the three month period ended March 31, 2013, or 4%, and was primarily due to higher revenue from health plan services arising from new contracts. Revenue in the Federal Government customer channel remained flat at $8.3 million for the three month period ended March 31, 2014 and 2013. Revenue in the State Government customer channel increased to $10.7 million for the three month period ended March 31, 2014 from $9.6 million in the three month period ended March 31, 2013, or 11%, due to the lower impact from the deferred revenue adjustment and increase in demand in data warehousing and analytic consulting solutions. Revenue in the Pharma customer channel increased to $10.0 million for the three month period ended March 31, 2014 from $9.4 million in the three month period ended March 31, 2013, or 6%, mainly due to increase in demand in MarketScan solutions and research work projects.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense for our Payer segment, was $57.1 million for the three month period ended March 31, 2014 as compared to $50.7 million for the three month period ended March 31, 2013, an increase of $6.3 million, or 12.5%. The increase was primarily due to higher operating costs in technology upon completion of our transition to a standalone company and higher depreciation and amortization expense.
Our depreciation and amortization expense for our Payer segment was $7.9 million for the three month period ended March 31, 2014 as compared to $6.3 million for the three month period ended March 31, 2013, an increase of $1.6 million or 25%. This was primarily due to the impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013.
Our segment operating income for our Payer segment was $3.8 million for the three month period ended March 31, 2014 as compared to $7.2 million for the three month period ended March 31, 2013, a decrease of $3.4 million, or 47%. The decrease was due to higher costs of operations that were more than the increase in revenue, as described above.
Hospitals segment

Revenues

Our Hospitals segment revenue was $29.8 million for the three month period ended March 31, 2014, as compared to $28.6 million for the three month period ended March 31, 2013, an increase of $1.2 million, or 4%.This was primarily due to the impact of the deferred revenue adjustment of $2.1 million in 2013 in connection with the Acquisition. The impact of the deferred revenue adjustment in 2013 was slightly offset by $0.9 million of lower net revenue in 2014. Revenue in 2014 declined due to a $1.2 million decline in planning and marketing services as a result of completion of contracts that were not renewed in the second half of the prior years. This was partially offset by a $0.3 million increase in other product offerings mainly from population health and analytic/strategic consulting and research services as a result of an increase in demand.

Segment operating income

Our cost of operations, which includes depreciation and amortization expense, for our Hospitals segment was $27.1 million for the three month period ended March 31, 2014 as compared to $26.2 million for the three month period ended March 31, 2013, an increase of $0.9 million, or 3.4%. This increase was primarily due to the increase in depreciation and amortization, higher operating costs in technology upon completion of our transition to a standalone company, partially offset by cost cutting initiatives.
Our depreciation and amortization expense for our Hospitals segment was $4.4 million for the three month period ended March 31, 2014 as compared to $3.6 million for the three month period ended March 31, 2013, an increase of $0.8 million or 23%. This was primarily due to the impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013.
Our segment operating income for our Hospitals segment was $2.7 million for the three month period ended March 31, 2014 as compared to $2.4 million for the three month period ended March 31, 2013, a decrease of $0.3 million. The decrease was due to higher costs of operations that were more than the increase in revenue, as described above.

Clinicians segment

Revenues

Our Clinicians segment revenue was $27.6 million for the three month period ended March 31, 2014 as compared to $26.4 million for the three month period ended March 31, 2013, an increase of $1.2 million or 5%. This was primarily due to the impact of the deferred revenue adjustment of $2.0 million in 2013 in connection with the Acquisition. The impact of the deferred revenue adjustment in 2013 was slightly offset by $0.8 million of lower revenue in 2014 as a result of lower subscription renewal in care management in 2014.

Segment operating income
Our cost of operations, which includes depreciation and amortization expense, for our Clinicians segment was $20.5 million for the three month period ended March 31, 2014 as compared to $18.2 million for the three month period ended March 31, 2013, an increase of $2.3 million, or 12.6%. The increase in cost of operations is due to higher depreciation and amortization expense, higher operating costs in technology upon completion of our transition as a standalone company and incremental operating costs of international branches established in the first half of 2013.
Our depreciation and amortization expense for our Clinicians segment was $3.5 million for the three month period ended March 31, 2014, as compared to $2.2 million for the three month period ended March 31, 2013, an increase of $1.2 million or 55%. This was primarily due to the impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013.
Our segment operating income for our Clinicians segment was $7.1 million for the three month period ended March 31, 2014 as compared to $8.2 million for the three month period ended March 31, 2013, a decrease of $1.1 million, or 14%. The decrease was due to higher costs of operations that were more than the increase in revenue, as described above.

Supplemental Information on Change in Reportable Segments

As discussed in Note 11 to the unaudited condensed consolidated financial statements included in this quarterly report, the Company determined its new reportable segments based on the discrete financial information provided to the CODM in April of 2014. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The change in the structure of the Company's internal organization causes the composition of our reportable segments to be adjusted retrospectively starting in April of 2014.

Below is supplemental unaudited condensed segment information and discussion of the results of our operations for the three months ended March 31, 2014 and March 31, 2013, under the new reportable segment structure:

(Dollars in thousands)	Three months ended March 31, 2014	% of revenue	Three months ended March 31, 2013	% of revenue	Change	% change

Commercial
Revenues	$96,350	100%	$92,427	100%	$3,923	4%
Segment operating income	29,957	31%	28,282	31%	1,675	6%
Government
Revenues	21,912	100%	20,463	100%	1,449	7%
Segment operating income (loss)	(641)	(3)%	1,146	6%	(1,787)	(156)%

Commercial segment

Revenues
Our Commercial revenue was $96.4 million for the three month period ended March 31, 2014 as compared to $92.4 million for the three month period ended March 31, 2013, an increase of $3.9 million or 4.2%. This was primarily due to the impact from the $0.2 million deferred revenue adjustment in 2014 compared to the $4.4 million deferred revenue adjustment in 2013 in connection with the Acquisition, offset by lower subscription renewal in our care management solution.

Operating income
Our Commercial operating income was $30.0 million for the three month period ended March 31, 2014 as compared to $28.3 million for the three month period ended March 31, 2013, an increase of $1.7 million or 5.9%. This was primarily due to the $3.9 million increase in revenue discussed above, offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013.

Government segment

Revenues
Our Government revenues were $21.9 million for the three month period ended March 31, 2014 as compared to $20.5 million for the three month period ended March 31, 2013, an increase of $1.4 million or 7.1%. This was primarily due to an increase in demand for data warehousing and analytic consulting solutions. The deferred revenue adjustment for the three month periods ended March 31, 2014 and 2013 was $0.5 million and $0.5 million, respectively.

Operating income (loss)
Our Government operating loss was $0.6 million for the three month period ended March 31, 2014 as compared to operating income of $1.1 million for the three month period ended March 31, 2013, a decrease in operating income of $1.8 million. The higher costs were mainly due to the Company's initiatives to improve sales in the federal and state agencies, such as state Medicaid agencies, Centers for Medicare and Medicaid Services, as well as federally owned and operated healthcare facilities. In addition, the increase in cost was partly due to higher operating costs in technology and people costs upon completion of our transition to a standalone company. This was partially offset by a $1.4 million increase in revenue as discussed above.

Non-GAAP Measures

Adjusted EBITDA Calculation
EBITDA is defined as net income before net interest (expense) income, provision for income taxes, and depreciation and amortization, and is used by management to measure the overall operating performance of the business at a consolidated level. We also use EBITDA and Adjusted EBITDA as a measure to calculate certain financial covenants related to the Senior Credit Facility and as a factor in our tangible and intangible asset impairment testing. Adjusted EBITDA is defined as EBITDA, adjusted to exclude certain items of a significant or unusual nature, including but not limited to acquisition and related costs, acquisition related non-cash adjustments (e.g. deferred revenue fair value adjustments), non-cash compensation expense, restructuring costs, Veritas sponsor fees, gains or losses on the sale of non-strategic assets, asset impairments and write-downs.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and March 31, 2013 presented:

	Three months ended March 31,
(Dollar in thousands)	2014	2013

Net loss	$(19,257)	$(17,630)
Benefit from income tax	(5,060)	(10,426)
Net interest expense	16,273	17,567
Depreciation	6,593	4,580
Amortization of developed technology and content	9,197	7,718
Amortization of other identifiable intangible assets	8,615	8,615
EBITDA	16,361	10,424
Acquisition related and other nonrecurring charges(1)	1,182	12,240
Non-cash stock compensation expense	240	401
Deferred revenue adjustments(2)	672	4,834
Asset write-off (3)	4,706	—
Other(4)	641	637
Adjusted EBITDA	$23,802	$28,536

(1)
Acquisition related and other nonrecurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process documentation and improvements associated with our future requirement to comply under the Sarbanes-Oxley Act and severance costs for certain positions that were eliminated as part of management's plan that will change the Company’s operating segment structure in mid 2014. Acquisition related and other nonrecurring charges in 2013 included retention incentives to key employees related to the Acquisition and nonrecurring costs as we transitioned to a standalone company. See Notes 4 and 11 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Acquisition.

(3)	Represents write-off of advanced revenue share with a supplier. See Note 9 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(4)	Represents Sponsor advisory fees.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Three months ended March 31,
	2014	2013

Net cash provided by operating activities	$30,617	$17,268
Net cash used in investing activities	(10,299)	(19,378)
Net cash (used in) provided by financing activities	(17,458)	631
Operating activities
Cash provided by operating activities for the three months ended March 31, 2014 was $30.6 million as compared to $17.3 million for the three months ended March 31, 2013, an increase of $13.3 million. The increase was mainly due to a $2.2 million increase in cash receipts from customers due to improved efforts in collection, a $1.1 million decrease in interest payments due to a lower interest rate as a result of April 2013 Refinancing and a $10.0 million decrease in payments to various suppliers mainly due to timing of cash payments.

Investing activities
Cash used in investing activities for the three months ended March 31, 2014 was $10.3 million, as compared to $19.4 million for the three months ended March 31, 2013. The decrease was mainly due to lower capital expenditures on computer hardware as a result of the completion of the data center in late 2013 and timing of cash payments of capital expenditures.

Financing activities
Cash used in financing activities for the three months ended March 31, 2014 was $17.5 million. This amount consisted of a $15.0 million Revolving Credit Facility repayment of a loan drawn for working capital requirements, $1.3 million of principal repayment of the Senior Term Loan Facility and $1.1 million principal payment of capital lease obligation.
Cash provided by financing activities for the three month period ended March 31, 2013 was $0.6 million. This amount consisted of $2.0 million of additional capital contribution, partially offset by $1.3 million of principal repayment of the Senior Term Loan Facility.
Liquidity and Capital Resources

Our principal liquidity needs are expected to be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. For ongoing liquidity purposes, we intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility. However, we may require supplemental sources of capital to finance acquisitions.

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

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for at least the next year. We expect to spend approximately $35 million on capital expenditures for the remainder of 2014 (excluding acquisitions and related costs); however, actual capital expenditures may differ. As of March 31, 2014, the available credit under the Revolving Credit Facility is $35.0 million.

Indebtedness

As of March 31, 2014, our principal outstanding indebtedness was $871.8 million , consisting of $529.7 million under the Term Loan Facility, $327.2 million under the Notes and $15.0 million from the Revolving Credit Facility.
A discussion of our outstanding indebtedness as of March 31, 2014 is below:
Senior Credit Facility
The Senior Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $585.0 million, consisting of a $535.0 million Term Loan Facility with a maturity of seven years and the $50.0 million Revolving Credit Facility with a maturity of five years. On February 14, 2014, the Company repaid $15 million of principal amount plus interest drawn under the Revolving Credit Facility. As of March 31, 2014, the Company has an outstanding revolving loan of $15.0 million and an available line of credit under the Revolving Credit Facility of $35.0 million.
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
All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's future wholly-owned domestic subsidiaries (as of March 31, 2014 there were none) (see Note 11). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
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
In addition, the Senior Credit Facility requires Truven, beginning with the fiscal quarter ended June 30, 2012, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We are in compliance with all of these credit facility covenants as of March 31, 2014, and expect to be in compliance over the next twelve months.

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

On April 11, 2014, in connection with the acquisition of Simpler, we entered into the Third Amendment to our Credit Agreement.
The Third Amendment provided for a $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche B Term Loans"), and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million term loan facility and a $50.0 million revolving credit facility (which remains unchanged).
On April 11, 2014, we borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its revolving credit facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, we must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1,590 each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Credit Agreement.
The Third Amendment also amended the Credit Agreement to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to us by increasing the maximum permitted ratios for certain periods from 2014 to 2016.
10.625% Senior Notes due 2020
The Notes, which were issued under an indenture, dated June 6, 2012 (the “Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020. On the same day, we entered into the first supplemental indenture (the “First Supplemental Indenture”), whereby Truven became a party to the Indenture as successor in interest to Wolverine. The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding and each of Truven's existing and future wholly-owned domestic restricted subsidiaries (of which as of March 31, 2014 there were none) that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.
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
The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding Corp.'s business and operations. We are in compliance with these covenants as of March 31, 2014 and expect to be in compliance over the next twelve months.
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

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of March 31, 2014:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$327,150	$—	$—	$—	$327,150
Other long-term obligations(2)	544,652	5,348	10,696	25,696	502,912
Interest on indebtedness(3)	350,619	59,314	118,081	116,055	57,169
Operating lease obligations(4)	46,977	11,042	18,447	8,773	8,715
Capital lease obligations(5)	2,845	759	1,518	568	—
Total contractual obligation	$1,272,243	$76,463	$148,742	$151,092	$895,946

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of March 2014. The one month LIBOR rate on the Senior Credit Facility during the month of March 2014 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Exchange Notes was 10.625%.

(4) Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including $267 of interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the period, $4.7 million of the prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met by the grace period.

As of March 31, 2014, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

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

Critical Accounting Policies
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. see Note 2 to the audited financial statements and "Management’s Discussion and Analysis - Critical Accounting Policies", for the year ended December 31, 2013, included in our Form 10-K, for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of March 31, 2014, we have $544.7 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of March 31, 2014 was 0.15%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014 because of the material weaknesses discussed below.

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
These material weaknesses resulted in audit adjustments to our accounts and disclosures. Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Process

The Company is in the process of remediation efforts on the above listed material weaknesses. The Company is currently implementing the requirements of Section 404 and, while undergoing this implementation, is addressing the processes and controls surrounding the above mentioned material weaknesses. As a part of this implementation, the Company had documented its significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls have been identified, documented, and will be tested in 2014. Remediation efforts, where applicable, will be identified, tracked and monitored to ensure effectiveness of control design and operation. While undergoing this process, the Company will continue to assess current staffing levels and skills and has committed to supplement staffing and training as appropriate.
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
Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next nine months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control over Financial Reporting

As described above under “Management’s Report on Internal Controls over Financial Reporting” and “Remediation of Material Weaknesses in Process”, the Company is not required to make a formal assessment of the effectiveness of our internal control over financial reporting until December 31, 2014. However, during the quarter, the Company continued implementing various requirements of Section 404 of the Sarbanes-Oxley Act. During this process, management has identified opportunities to enhance the design and effectiveness of such internal controls and has been implementing those improvements during the quarter. While none of the implemented changes individually have been significant, collectively these changes have improved the overall internal control over financial reporting structure and are addressing the previously disclosed material weaknesses.

Item 1. Legal Proceedings
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. The legal proceedings described in Note 9 to Part I of this quarterly report are incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K filed on March 31, 2014.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2014 and March 31, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of March 31, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2014

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

Date: May 16, 2014

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2014 and March 31, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of March 31, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.