Form 10-Q
period 2014-06-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2014-08-08
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 8, 2014, there was one outstanding share of each of the registrants.

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

•
the term “Thomson Reuters Healthcare” refers to TRHI, together with certain other assets and liabilities of the Thomson Reuters Healthcare business prior to and including the date of the closing of the Acquisition on June 6, 2012;

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

•	the term "Notes" refers to the 10.625% Senior Notes.

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility from syndicate of banks and other financial institutions.

•	the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012.

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the United States Securities Act of 1933, as amended.

•	the term "Simpler" refers to Simpler Consulting, L.P. and certain of its affiliated entities and persons, which was acquired by certain wholly-owned subsidiaries of the Company on April 11, 2014.

•
the term "Simpler Transaction" refers to execution of the Purchase Agreement in April 11, 2014, whereby Truven indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $80.8 million, including a preliminary working capital adjustment of $0.8 million, and the issuance by Holdings LLC, the direct parent of the Company, of $3.7 million of equity interests to Simpler.

ii

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$8,665	$10,255
Trade and other receivables (less allowances of $1,241 and $1,530, respectively)	74,762	97,798
Prepaid expenses and other current assets	29,644	24,208
Total current assets	113,071	132,261
Computer hardware and other property, net	38,489	48,037
Developed technology and content, net	138,290	148,637
Goodwill	483,300	457,677
Other identifiable intangible assets, net	391,531	362,014
Other noncurrent assets	14,826	15,977
Deferred tax asset	87	—
Total assets	$1,179,594	$1,164,603
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$62,667	$53,376
Deferred revenue	105,562	128,392
Current portion of long-term debt	6,360	5,350
Capital lease obligation	647	1,596
Deferred tax liabilities	7,294	711
Current taxes payable	400	189
Total current liabilities	182,930	189,614
Deferred revenue	4,712	2,096
Capital lease obligation	1,711	2,102
Long-term debt	931,634	866,908
Deferred tax liabilities	—	22,027
Other noncurrent liabilities	3,097	2,573
Total liabilities	1,124,084	1,085,320
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	482,918	478,549
Accumulated deficit	(427,158)	(399,101)
Foreign currency translation adjustment	(250)	(165)
Total equity	55,510	79,283
Total liabilities and equity	$1,179,594	$1,164,603
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues, net	$136,424	$126,997	$254,687	$239,887
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(75,720)	(69,114)	(146,009)	(136,691)
Selling and marketing, excluding depreciation and amortization	(15,812)	(15,766)	(29,536)	(29,212)
General and administrative, excluding depreciation and amortization	(13,413)	(10,373)	(24,697)	(18,939)
Depreciation	(5,924)	(4,409)	(12,517)	(8,989)
Amortization of developed technology and content	(9,673)	(7,726)	(18,869)	(15,444)
Amortization of other identifiable intangible assets	(12,268)	(8,615)	(20,883)	(17,230)
Other operating expenses	(4,846)	(7,635)	(11,375)	(20,500)
Total operating costs and expenses	(137,656)	(123,638)	(263,886)	(247,005)
Operating income (loss)	(1,232)	3,359	(9,199)	(7,118)
Net interest expense	(17,415)	(20,525)	(33,689)	(38,092)
Other finance costs	(260)	(441)	(336)	(453)
Loss before income taxes	(18,907)	(17,607)	(43,224)	(45,663)
Benefit from income taxes	10,107	6,611	15,167	17,037
Net loss	$(8,800)	$(10,996)	$(28,057)	$(28,626)

Other comprehensive loss:
Foreign currency translation adjustments	55	30	(85)	(2)
Total comprehensive loss	$(8,745)	$(10,966)	$(28,142)	$(28,628)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(28,057)	$(28,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,517	8,989
Amortization of developed technology and content	18,869	15,444
Amortization of other identifiable intangible assets	20,883	17,230
Amortization of debt issuance costs	1,252	1,304
Amortization of debt discount	1,558	1,202
Amortization of unfavorable leasehold interest	—	(94)
Loss on extinguishment of debt	—	2,353
Deferred income tax benefit	(15,532)	(17,409)
Share-based compensation expense	639	767
Retention bonus in conjunction with the Acquisition	—	1,378
Asset write-off	4,706	—
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables	30,585	33,604
Prepaid expenses and other current assets	(9,717)	(5,550)
Accounts payable and accrued expenses	8,052	(21,603)
Deferred revenue	(20,815)	(23,330)
Income taxes	212	226
Other	420	(664)
Net cash provided by (used in) operating activities	25,572	(14,779)
Investing activities
Acquisition of Simpler, net of cash acquired	(76,270)	—
Capital expenditures	(13,646)	(20,339)
Net cash used in investing activities	(89,916)	(20,339)

Continued on next page

	Six months ended June 30,
	2014	2013
Financing activities
Additional capital contribution	—	1,950
Proceeds from revolving credit facility	—	15,000
Principal repayment of senior term loan	(2,927)	(2,657)
Repayment of revolving credit facility	(30,000)	—
Proceeds from senior term loan related to refinancing	100,000	86,105
Principal repayment of senior term loan related to refinancing	—	(74,772)
Premium payment for refinancing the credit facility	—	(5,760)
Payment of debt issuance costs	(2,895)	—
Payment of capital lease obligation	(1,340)	(422)
Net cash provided by financing activities	62,838	19,444
Effect of exchange rate changes in cash and cash equivalents	(84)	(2)
Net decrease in cash and cash equivalents	(1,590)	(15,676)
Cash and cash equivalents
Beginning of period	10,255	23,805
End of period	$8,665	$8,129

Supplemental cash flow disclosures
Interest paid	$30,726	$31,761
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Six months ended June 30, 2014
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
Additional capital contribution	—	3,730	—	—	3,730
Share-based compensation expense	—	639	—	—	639
Foreign currency translation adjustment	—	—	—	(85)	(85)
Net loss	—	—	$(28,057)	—	(28,057)
Balance at June 30, 2014	$—	$482,918	$(427,158)	$(250)	$55,510
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business

On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp.,), an affiliate of Veritas Capital, entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. ("TRUSI") and Thomson Reuters Global Resources ("TRGR"), both affiliates of the Thomson Reuters Corporation, which the Company assigned to Wolverine on May 24, 2012. Wolverine is an affiliate of The Veritas Fund IV, L.P., a fund managed by Veritas Capital. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of TRHI from TRUSI and certain other assets and liabilities of the Thomson Reuters Healthcare business from TRGR and its affiliates. Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of the Company, and subsequently changed its name to Truven Health Analytics Inc. (Truven). Following the Merger, the assets acquired and liabilities assumed are owned by Truven, which remains a direct wholly-owned owned subsidiary of the Company.

Truven provides healthcare data and analytics solutions and services to key constituents in the healthcare system, including employers and health plans, federal government agencies, state government agencies, hospitals, clinicians and pharmaceutical companies. Truven operates and manages its business under two reportable segments: Commercial and Government (see Note 8).

The Company was formed on April 20, 2012 by Veritas Capital for the purpose of consummating the Acquisition and has had no operations from inception other than its investment in Truven.
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2013. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2013 included in the Form10-K as filed with the Securities and Exchange Commission ("SEC") on March 31, 2014.
Reclassification
In order to conform the prior periods with the current period presentation, the Company has reclassified facilities costs previously recorded in the “General and administrative, excluding depreciation and amortization” to “Costs of revenues, excluding depreciation and amortization” and “Selling and marketing, excluding depreciation and amortization” amounting to $2.1 million and $0.2 million, in the three month period ended June 30, 2013, respectively, and $4.3 million and $0.5 million, in the six month period ended June 30, 2013.

2.     Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance became effective for us beginning July 1, 2014 and had no impacts on our financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our financial statements.

3.     Acquisitions
On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement (the "Purchase Agreement") with Simpler. Simpler provides Lean enterprise transformation consulting services. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $80.8 million, including a preliminary working capital adjustment of $0.8 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $2.7 million. The Company financed the acquisition and related costs and expenses through the $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche B Term Loans") (see Note 6). The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
The following is a summary of the preliminary allocation of the purchase price of the Simpler Transaction to the estimated fair values of assets acquired and liabilities assumed in the Simpler Transaction. The preliminary allocation of the purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment prepared by a third party valuation firm:

Preliminary values recognized at acquisition date
Trade and other receivables	$7,350
Prepaid assets and other current assets	425
Computer hardware and other property	181
Other identifiable intangible assets	50,400
Current liabilities	(2,595)
Deferred revenue	(600)
Net assets acquired	55,161
Goodwill on acquisition	25,623
Net consideration	$80,784
Accounts receivable, accounts payable, and liabilities were stated at historical carrying values, given their short-term nature.

The Company engaged a third party valuation firm to assist in determining the fair values of other identifiable assets and liabilities acquired, including trademarks and trade names, customer relationships, backlogs, non-compete agreements, and deferred revenue.
Computer hardware and other property have been valued at historical carrying values as management estimated that its replacement costs would not significantly differ from its carrying values.
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $8.0 million, with estimated useful lives of 13 years.
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $20.3 million, with estimated useful lives of 3 to 9 years.
Backlogs were determined using an income approach based on projected backlog as of acquisition date. Using this approach, backlogs were assigned a value of $17.6 million, with estimated useful lives of 1 to 2 years.
Non-compete agreements were determined using an income approach based on projected lost revenue. Using this approach, non-compete agreements were assigned a value of $4.4 million, with estimated useful lives of 2 to 3 years.
Deferred revenue has been valued using a cost build-up approach and is calculated as the cost to fulfill the legal performance obligation plus a reasonable profit margin.
The goodwill recognized upon closing of the acquisition is attributable mainly to the skill of the acquired work force and Simpler’s position as a provider of services to key constituents of the U.S. market. The total goodwill relating to the Simpler Transaction is tax deductible.
Simpler's unaudited revenue and net loss for the period from April 12, 2014 to June 30, 2014, amounted to $10.6 million and $1.6 million, respectively. Unaudited pro forma financial information has not been presented due to immateriality.

4.	Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three and six month periods ended June 30, 2014, were as follows:

	Commercial	Government	Total

Balance as of December 31, 2013 and March 31, 2014	$733,041	$91,298	$824,339
Acquisition (see Note 3)	25,623	—	25,623
Balance as of June 30, 2014	758,664	91,298	849,962

Accumulated impairment:
Balance as of December 31, 2013, March 31, 2014 and June 30, 2014	$(321,064)	$(45,598)	$(366,662)

Net book value as of December 31, 2013	$411,977	$45,700	$457,677
Net book value as of March 31, 2014	$411,977	$45,700	$457,677
Net book value as of June 30, 2014	$437,600	$45,700	$483,300

Goodwill is not amortized. Instead, goodwill is tested for impairment annually as well as whenever there is an indication that the carrying amount may not be recoverable. The goodwill arising from the Simpler Transaction (see Note 3) has been allocated to the Company's commercial segment.

5.	Other identifiable intangible assets
Other identifiable intangible assets, net, consisted of the following:

	June 30, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	13.0	$337,800	$(59,468)	$278,332
Trademarks and trade names	11.5	106,600	(12,395)	94,205
Others	2.0	22,000	(3,006)	18,994
		$466,400	$(74,869)	$391,531

	December 31, 2013
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.5	$329,800	$(44,983)	$284,817
Trademarks and trade names	15.0	86,200	(9,003)	77,197
		$416,000	$(53,986)	$362,014

Amortization expense for each of the next five twelve-month periods beginning July1, 2014, is expected to be approximately $51.4 million for 2015, $42.2 million for 2016, $38.7 million for 2017, $37.4 million for 2018, and $37.1 million for 2019.

6.	Long-Term Debt

The Company's long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Senior Credit Facility
Term Loan Facility (net of $15,626 and $14,156 discount, respectively)	$612,433	$516,831
Revolving Credit Facility	—	30,000
10.625% Senior Notes ("the Notes") (net of $1,589 and $1,723 discount, respectively)	325,561	325,427
	937,994	872,258
Less: current portion of long-term debt	6,360	5,350
Long-term debt	$931,634	$866,908
In connection with the Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes (the "Notes"). Except as otherwise indicated by the context, the Old Notes and the Exchange Notes are collectively and individually defined as the "Notes".

Senior Credit Facility

The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. During the period, the Company repaid $30.0 million of principal amount plus interest drawn against the Revolving Credit Facility. As of June 30, 2014, the Company has an available line of credit under the Revolving Credit Facility of $50.0 million.

Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. Following the Third Amendment (the "Third Amendment") to the Credit Agreement to increase the "Tranche B Term Loans" by $100 million as discussed below, we are required to repay $1.6 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.

All obligations under the Senior Credit Facility are guaranteed by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic subsidiaries. As of June 30, 2014, certain domestic subsidiaries acquired by the Company became a guarantor under the Senior Credit Facility (see Notes 15). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven’s assets as well as those of each guarantor (subject to certain limited exceptions).

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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2014, the Company is in compliance with all of these credit facility covenants.

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

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into the Purchase Agreement with Simpler (see Note 3). In connection with the Purchase Agreement, Truven entered into the Third Amendment to our Credit Agreement. The Third Amendment provided for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million revolving credit facility (which remained unchanged).
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
The Third Amendment also amended the Credit Agreement to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to the Company by increasing the maximum permitted ratios for certain periods from 2014 to 2016. As of June 30, 2014, certain domestic subsidiaries acquired by the Company under the Simpler Purchase Agreement became a guarantor under the Senior Credit Facility (see Note 15).

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

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. We are in compliance with all of these covenants as of June 30, 2014.

On June 5, 2013, we entered into the Second Supplemental Indenture, whereby the guarantee release provision in Section 10.2(d)(1)(B) of the Indenture, which allows guarantors to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations), was amended to apply only to subsidiary guarantors and not to Truven Holding.
Pursuant to a registration rights agreement dated June 6, 2012, we agreed (i) to use commercially reasonable efforts to file with the SEC an exchange offer registration statement pursuant to which we would exchange the Old Notes issued (and related guarantees) for a like aggregate principal amount of Exchange Notes, which are identical in all material respects to the Old Notes, except for certain provisions, among others, relating to additional interest and transfer restrictions (and related guarantees) or (ii) under certain circumstances, to use commercially reasonable efforts to file a shelf registration statement with the SEC with respect to the Old Notes (and related guarantees), in each case by March 3, 2013. We did not file the required registration statement for the Notes by March 3, 2013, and consequently, we were required to pay additional penalty interest of 0.25% per annum for the 90 day period commencing March 4, 2013, and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date the exchange offer was completed, up to a maximum increase of 1.00% per annum.
On June 26, 2013, the exchange offer registration statement was declared effective by the SEC. On July 31, 2013, Truven closed its offer to exchange the Old Notes for the Exchange Notes. The interest rate on the new Exchange Notes reverted to 10.625%.
As of June 30, 2014, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending June 30,
2015	$6,360
2016	6,360
2017	6,360
2018	6,360
2019	579,044
Thereafter	327,150
$931,634

7.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Severance and retention bonuses	$419	$1,324	$981	$2,799
Acquisition related costs and other nonrecurring charges	3,827	5,629	4,446	16,394
Asset Write-off (see Note 12)	—	—	4,706	—
Sponsor fee	600	682	1,242	1,307
Total other operating expenses	$4,846	$7,635	$11,375	$20,500

Severance expense in 2014 primarily relates to compensation for certain positions that were eliminated as part of the change in the Company's operating segment structure to enable us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process (see Note 8). Severance and retention bonuses in 2013 primarily relate to the Acquisition of TRHI. On March 31, 2012 prior to the Acquisition, the Predecessor Parent entered into a Retention Agreement with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service. For the three and six months ended June 30, 2013, $412 and $1,378 of retention and bonus expense was recorded against Additional Paid In Capital in the Equity section of the condensed consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

Acquisition related costs and non recurring charges in 2014 included professional fees related to the acquisition of Simpler in April 2014 (see Note 3) and certain costs related to business improvement processes. Acquisition related costs and non recurring charges in 2013 include costs incurred related to technology and other costs in connection with the Company's transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Predecessor Parent, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting and professional fees.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Acquisition (see Note 10).

8.    Segment Information
The determination of reportable segments was based on the discrete financial information provided to the Chief Operating Decision Maker (the "CODM"). The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. Through the first quarter of 2014, the Company operated and managed its business through three reportable segments: Payer, Hospitals and Clinicians. During the second quarter of 2014, the Company determined its new reportable segments based on the discrete financial information provided to the CODM. As a result, management changed the Company’s segment structure enabling us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The Commercial segment includes the former Payer’s Employer/HealthPlan and Pharma channels, the former Hospitals and Clinicians segments, and Simpler's Lean enterprise transformation consulting services business. The Government segment is mainly comprised of the former Payer’s Federal and State Government channels. The change in the structure of the Company's internal organization causes the composition of our reportable segments to be adjusted retrospectively.
The Company's new reportable segments are as follows:
Commercial

The Commercial segment provides integrated analytic solutions and consulting services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.  In the Commercial segment we deliver analytics solutions and services in population health and cost analysis, hospital performance management, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, and strategic consulting to meet the converging needs of the market.

Government

The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies (e.g. Centers for Medicare & Medicaid Services and state Medicaid agencies) and federally owned and operated healthcare facilities.  Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.  In the Government segment we deliver analytics solutions and services in population heath and cost analysis, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, strategic consulting, and data warehousing.

The CODM evaluated the performance of our segments based on segment operating income (loss), which is calculated internally as net sales, less cost of operations (including allocation of technology costs), selling and marketing, and general and administrative expenses, excluding depreciation and amortization.
Center/shared services consist of items that are not directly attributable to reportable segments, such as corporate administrative costs and elimination of intercompany transactions. Additionally, corporate expenses may include other non-recurring or non-operational activity that the CODM excludes in assessing operating segment performance. These expenses, along with depreciation and amortization, other operating income/expense and other non-operating activity such as interest expense/income, are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated loss before income taxes.
The accounting policies for the reportable segments are the same as those for the consolidated Company. The Company’s operations and customers are based primarily in the United States.
Segment information for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014		2013
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$113,500	$38,210	$98,732	$35,194
Government	22,924	(12)	28,265	2,617
Segment totals	136,424	38,198	126,997	37,811
Center/Shared Services	—	(6,719)	—	(6,067)
	$136,424	$31,479	$126,997	$31,744
The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended June 30,
	2014	2013

Segment operating income	$31,479	$31,744
Depreciation	(5,924)	(4,409)
Amortization of developed technology and content	(9,673)	(7,726)
Amortization of other identifiable intangible assets	(12,268)	(8,615)
Other operating expenses	(4,846)	(7,635)
Operating income (loss)	(1,232)	3,359
Net interest expense	(17,415)	(20,525)
Other finance costs	(260)	(441)
Loss before income taxes	$(18,907)	$(17,607)

Segment information for the six months ended June 30, 2014 and June 30, 2013 is as follows:

	Six months ended June 30,
	2014		2013
	Revenue	Segment operating income (loss)	Revenue	Segment operating income
Commercial	$209,851	$68,170	$191,159	$63,475
Government	44,836	(650)	48,728	3,763
Segment totals	254,687	67,520	239,887	67,238
Center/Shared Services	—	(13,075)	—	(12,193)
	$254,687	$54,445	$239,887	$55,045
The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Six months ended June 30,
	2014	2013

Segment operating income	$54,445	$55,045
Depreciation	(12,517)	(8,989)
Amortization of developed technology and content	(18,869)	(15,444)
Amortization of other identifiable intangible assets	(20,883)	(17,230)
Other operating expenses	(11,375)	(20,500)
Operating loss	(9,199)	(7,118)
Net interest expense	(33,689)	(38,092)
Other finance costs	(336)	(453)
Loss before income taxes	$(43,224)	$(45,663)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

9.     Share-based Compensation

In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company, not to exceed 6.25% in the aggregate. On April 11, 2014, Holdings LLC amended the Operating Agreement to provide Class B-1 Membership Interests in Holdings LLC to Simpler executives. Class B and B-1 membership interests ("Membership Interests") will both vest 20% on each of the first five anniversaries, subject to certain conditions. In addition, 100% of Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement. Each Membership Interest has the right to receive a percentage of the distribution made by Holdings LLC when the distribution is actually made if such distributions exceed specified internal rates of return thresholds.

There are transfer restrictions on the Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2013	4.6	$6,374	—	$—
Granted	—	—	0.9	1,067
Forfeited	(0.2)	(274)	—	—
Balance at June 30, 2014	4.4	$6,100	0.9	$1,067
Outstanding and vested as of June 30, 2014	1.7	$2,354	—	$—

The fair value at the date of grant was based upon the value of the Membership Interests of Holdings LLC less a marketability discount since there is no active market to trade Membership Interests. The marketability discount was determined using a geometric average rate put option model and a Black-Scholes put option model using the expected term, risk-free rate, and volatility for liquidity terms. The value was determined as of the grant date based upon a number of factors, including the amount of investment made in exchange for Membership Interests of Holdings LLC by Veritas Capital and certain members of management of the Company.

The Company recognized compensation expense, net of estimated forfeiture rate of 10% against additional paid in capital of $399 and $366, for the three months ended June 30, 2014 and 2013, respectively, and $639 and $767 for the six months ended June 30, 2014 and 2013, respectively, which is recorded in General and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 5.0 years is $4,249.

As of June 30, 2014, 1.7% of Membership Interests has vested with an estimated fair value of $2,004.

10.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee in an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and six months ended June 30, 2014 the Company recorded an expense for the Sponsor fee of $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2013, the Company recorded an expense for the Sponsor fee of $0.6 million and $1.3 million, respectively. The Sponsor advisory fee is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss.
On April 11, 2014, as part of the Simpler Transaction, the Company paid a transaction fee of $1.5 million to the Sponsor. As of June 30, 2014, there was $2.5 million of accounts payable to the Sponsor included in the accounts payable and accrued expenses account.
After the Acquisition on June 6, 2012, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the financial statements. In the fourth quarter of 2013, we completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the three and six months ended June 30, 2013 amounted to $3.8 million and $8.0 million respectively, which is included in the other operating expenses in the unaudited interim condensed consolidated statement of comprehensive loss.
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provided TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we provided these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2015. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized for services provided for the three and six months ended June 30, 2014 totaled $0.1 million and $0.2 million, respectively. The income recognized under this service agreement for the three and six months ended June 30, 2013 totaled $0.2 million and $0.4 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

During the first quarter of 2013, Truven Holding Corp. received $1,950 of additional capital contribution from Holdings LLC.

As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3,730 of equity interests to Simpler has been accounted for as additional capital contribution.

On October 11, 2013, the Company received a note receivable from Holdings LLC, the direct parent company of the Company. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of June 30, 2014.

11.	Income Taxes
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

Income tax benefit for the three and six months ended June 30, 2014 had an effective tax rate of 53.5% and 35.1%, respectively, and income tax benefit for the three and six months ended June 30, 2013 had an effective tax rate of 37.5% and 37.3%, respectively. Income tax benefit is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes partially offset by the impact of non deductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

12.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 6.
Contractual Commitments
Revenue Sharing Agreement

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. In the first quarter of 2014, $4.7 million of prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met by the grace period. As of June 30, 2014, there are no prepaid revenue share balances on the Company's balance sheet.
Litigation and Legal Proceedings
Truven has been named as a defendant in over 200 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed by June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation.

Pending the resolution of appeals by the co-defendant generic drug company defendants, the resolution of which will not affect the continuation of the actions against us, there has been no active discovery involving Truven. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

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

While it is not possible to predict the outcome of any of these proceedings, the Company's management, in conjunction with its legal advisors, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations and cash flows.

13.     Fair Value Measurement

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

The Company has determined that the fair value of accounts receivable and accounts payable approximates carrying value at June 30, 2014 and December 31, 2013.

At June 30, 2014, the carrying amounts and fair values of the Senior Credit Facility, revolver and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$612,433	$—	$620,208	$—
10.625% Senior Notes	325,561	—	359,047	—
At December 31, 2013, the carrying amounts and fair values of the Senior Credit and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,831	$—	$531,625	$—
Revolver	30,000	—	30,000	—
10.625% Senior Notes	325,427	—	369,876	—

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

14.     Subsequent Events

On July 2, 2014, Truven had drawn $15.0 million from its Revolving Credit Facility for working capital requirements and issued a letter of credit in the amount of $7.5 million as surety on government contracts, which while not drawn, reduce the available line of credit under the Revolving Credit Facility to $27.5 million.

Other
There have been no other events subsequent to June 30, 2014, which would require accrual or disclosure in these unaudited interim condensed consolidated financial statements.

15.     Unaudited Supplemental Guarantor Financial Information

In connection with the Acquisition, Truven issued the Notes as further described in Note 6. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future 100% owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s 100% owned domestic subsidiaries. All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

Prior to the acquisition of Simpler on April 11, 2014, the separate financial statements and the condensed consolidating and combining financial information about the comprehensive income (loss), financial position and cash flows of the Parent, the Issuer, the Guarantors, and the non-Guarantors, and eliminations are not presented due to the following:

•	Truven (the Issuer) is 100% owned by Truven Holding Corp. (the parent company guarantor).

•	The Guarantee is full and unconditional and there were no subsidiary guarantors.

•	Truven Holding Corp. has no independent assets or operations.

•
The transaction costs related to the Acquisition of $26,734 were incurred and paid for by Wolverine, which was merged with and into TRHI, with TRHI surviving the Merger upon closing of the Acquisition as a 100% owned direct subsidiary of Truven Holding Corp. and subsequently changing its name to Truven Health Analytics Inc.

•
The subsidiaries of Truven Holding Corp. other than Truven were minor (as defined in Section 3-10(h)(6) of Regulation S-X of the Securities Act), having total assets, stockholders’ equity, revenues, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

After the acquisition of Simpler, certain acquired 100% owned subsidiaries became guarantors under the obligations under the Senior Credit Facility and the Notes of Truven. In accordance with Section 3-10 of Regulation S-X of the Securities Act, the following condensed consolidating financial statements are provided prospectively to present the statement of comprehensive income (loss), financial position and cash flows of:

(1) Truven Holding Corp., the Parent,
(2) Truven Health Analytics, Inc., the Subsidiary Issuer,
(3) Simpler North America LLC and Simpler Consulting LLC, the other Guarantor subsidiaries,
(4) All international Non-Guarantor subsidiaries, and
(5) eliminations to arrive at the information for Truven Holding Corp. on a consolidated basis.

Separate financial statements and other disclosures concerning the Guarantors is not presented because management does not believe such information is material.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
As of June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$6,788	$714	$1,163	$—	$8,665
Trade and other receivables, net of allowances	—	68,224	5,857	921	(240)	74,762
Prepaid expenses and other current assets	—	28,658	328	658	—	29,644
Intercompany receivable	—	—	3,500	2,051	(5,551)	—
Total current assets	—	103,670	10,399	4,793	(5,791)	113,071
Investment in subsidiaries	55,510	83,913	151	—	(139,574)	—
Computer hardware and other property, net	—	37,407	134	948	—	38,489
Developed technology and content, net	—	138,290	—	—	—	138,290
Goodwill	—	457,677	25,623	—	—	483,300
Other identifiable intangible assets, net	—	344,784	46,747	—	—	391,531
Deferred tax asset	—	—	541	—	(454)	87
Other noncurrent assets	—	14,653	—	173	—	14,826
Total assets	$55,510	$1,180,394	$83,595	$5,914	$(145,819)	$1,179,594
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$57,806	$3,327	$1,774	$(240)	$62,667
Deferred revenue	—	105,381	155	26	—	105,562
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	647	—	—	—	647
Deferred tax liability	—	7,294	—	—	—	7,294
Current taxes payable	—	237	(3)	166	—	400
Intercompany payable	—	5,551	—	—	(5,551)	—
Total current liabilities	—	183,276	3,479	1,966	(5,791)	182,930
Deferred revenue	—	4,712	—	—	—	4,712
Capital lease obligation - noncurrent		1,711				1,711
Long-term debt	—	931,634	—	—	—	931,634
Deferred tax liabilities	—	454	—	—	(454)	—
Other noncurrent liabilities	—	3,097	—	—	—	3,097
Total liabilities	—	1,124,884	3,479	1,966	(6,245)	1,124,084
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	482,918	482,918	80,937	1,988	(565,843)	482,918
Accumulated deficit	(427,158)	(427,158)	(828)	2,216	425,770	(427,158)
Foreign currency translation adjustment	(250)	(250)	7	(256)	499	(250)
Total	55,510	55,510	80,116	3,948	(139,574)	55,510
Total liabilities and net equity	$55,510	$1,180,394	$83,595	$5,914	$(145,819)	$1,179,594

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$125,515	$9,399	$4,316	$(2,806)	$136,424
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(71,830)	(4,150)	(2,546)	2,806	(75,720)
Selling and marketing, excluding depreciation and amortization	—	(14,506)	(413)	(893)	—	(15,812)
General and administrative, excluding depreciation and amortization	—	(10,500)	(2,523)	(390)	—	(13,413)
Depreciation	—	(5,811)	(12)	(101)	—	(5,924)
Amortization of developed technology and content	—	(9,673)	—	—	—	(9,673)
Amortization of other identifiable intangible assets	—	(8,615)	(3,653)	—	—	(12,268)
Other operating expenses	—	(4,816)	(30)	—	—	(4,846)
Total operating costs and expenses	—	(125,751)	(10,781)	(3,930)	2,806	(137,656)
Operating loss (income)	—	(236)	(1,382)	386	—	(1,232)
Net interest expense	—	(17,415)	—	—	—	(17,415)
Other finance costs	—	(88)	—	(172)	—	(260)
Equity in net income (loss) of subsidiaries	(8,800)	(672)	12	—	9,460	—
Income (loss) before income taxes	(8,800)	(18,411)	(1,370)	214	9,460	(18,907)
Benefit from (provision for) income taxes	—	9,611	541	(45)	—	10,107
Net income (loss)	$(8,800)	$(8,800)	$(829)	$169	$9,460	$(8,800)

Other comprehensive income (loss):
Foreign currency translation adjustments	55	55	7	47	(109)	55
Total comprehensive income (loss)	$(8,745)	$(8,745)	$(822)	$216	$9,351	$(8,745)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$243,005	$9,399	$8,354	$(6,071)	$254,687
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(143,770)	(4,150)	(4,160)	6,071	(146,009)
Selling and marketing, excluding depreciation and amortization	—	(27,288)	(413)	(1,835)	—	(29,536)
General and administrative, excluding depreciation and amortization	—	(21,450)	(2,523)	(724)	—	(24,697)
Depreciation	—	(12,319)	(12)	(186)	—	(12,517)
Amortization of developed technology and content	—	(18,869)	—	—	—	(18,869)
Amortization of other identifiable intangible assets	—	(17,230)	(3,653)	—	—	(20,883)
Other operating expenses	—	(11,345)	(30)	—	—	(11,375)
Total operating costs and expenses	—	(252,271)	(10,781)	(6,905)	6,071	(263,886)
Operating loss (income)	—	(9,266)	(1,382)	1,449	—	(9,199)
Net interest expense	—	(33,693)	—	4	—	(33,689)
Other finance costs	—	(232)	—	(104)	—	(336)
Equity in net income (loss) of subsidiaries	(28,057)	431	12	—	27,614	—
Income (loss) before income taxes	(28,057)	(42,760)	(1,370)	1,349	27,614	(43,224)
Benefit from (provision for) income taxes	—	14,703	541	(77)	—	15,167
Net income (loss)	$(28,057)	$(28,057)	$(829)	$1,272	$27,614	$(28,057)

Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(85)	7	(91)	169	(85)
Total comprehensive income (loss)	$(28,142)	$(28,142)	$(822)	$1,181	$27,783	$(28,142)

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(28,057)	$(28,057)	$(829)	$1,272	$27,614	$(28,057)
Non-cash adjustments	28,057	41,261	3,110	77	(27,614)	44,891
Changes in operating assets and liabilities	—	6,329	1,730	679	—	8,738
Net cash provided by operating activities	—	19,533	4,011	2,028	—	25,572
Investing activities
Acquisitions, net of cash acquired	—	(76,270)	—	—	—	(76,270)
Capital expenditures	—	(13,463)	(14)	(169)	—	(13,646)
Net cash used in investing activities	—	(89,733)	(14)	(169)	—	(89,916)
Financing activities
Repayment of revolving credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from senior term loan related to refinancing	—	100,000	—	—	—	100,000
Principal repayment of senior term loan	—	(2,927)	—	—	—	(2,927)
Intercompany transaction		4,577	(3,290)	(1,287)		—
Payment of debt issuance costs	—	(2,895)	—	—	—	(2,895)
Payment of capital lease obligation	—	(1,340)	—	—	—	(1,340)
Net cash (used in) provided by financing activities	—	67,415	(3,290)	(1,287)	—	62,838
Effect of exchange rate changes in cash and cash equivalents	—	—	7	(91)	—	(84)
Increase (decrease) in cash and cash equivalents	—	(2,785)	714	481	—	(1,590)
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$6,788	$714	$1,163	$—	$8,665

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and six months ended June 30, 2014 and June 30, 2013. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of June 30, 2014, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended June 30, 2014 represent the consolidated financial statements of Truven Holding and its subsidiaries.

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

The Acquisition
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp.), an affiliate of Veritas Capital, entered into the Stock and Asset Purchase Agreement with TRUSI and TRGR, both affiliates of the Thomson Reuters Corporation, which Truven Holding Corp. assigned to Wolverine on May 24, 2012. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of TRHI and certain other assets and liabilities of the Thomson Reuters Healthcare business. Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of Truven Holding Corp., and subsequently changed its name to Truven Health Analytics Inc. Following the Merger, the assets and liabilities acquired are held by Truven, which remains a direct wholly-owned subsidiary of Truven Holding Corp. Truven Holding Corp. was formed on April 20, 2012 for the purpose of consummating the Acquisition. We financed the Acquisition and paid related costs and expenses associated with the Acquisition and the financing as follows: (i) approximately $464.4 million in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527.6 million principal amount was borrowed under the Term Loan Facility; and (iii) $327.1 million principal amount of Notes were issued.
In connection with the offering of the Notes and the Acquisition, Truven Holding Corp. and Wolverine entered into the Senior Credit Facility, which consisted of (i) the $527.6 million Term Loan Facility and (ii) the $50.0 million Revolving

Credit Facility. In connection with the Merger, Truven succeeded to the obligations of Wolverine under (i) the credit agreement that governs our Senior Credit Facility and (ii) the indenture that governs the Notes.

Our segments
The determination of reportable segments was based on the discrete financial information provided to the CODM. The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM.
Through the first quarter of 2014, the Company operated and managed its business through three reportable segments: Payer, Hospitals and Clinicians. During the second quarter of 2014, the Company determined its new reportable segments based on the discrete financial information provided to the CODM. As a result, management changed the Company’s segment structure enabling us to more effectively focus on business and market facing opportunities and to simplify the business decision-making process. The new operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The Commercial segment includes the former Payer’s Employer/HealthPlan and Pharma channels, the former Hospitals and Clinicians segments, and Simpler's Lean enterprise transformation consulting services business. The Government segment is mainly comprised of the former Payer’s Federal and State Government channels. The change in the structure of the Company's internal organization causes the composition of our reportable segments to be adjusted retrospectively.
The Company's new operating segments, which primarily operate in the United States, are as follows:

Commercial

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

Government

The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies (e.g. Centers for Medicare & Medicaid Services and state Medicaid agencies) and federally owned and operated healthcare facilities.  Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.  In the Government segment we deliver analytics solutions and services in population heath and cost analysis, payment integrity and compliance, patient care solutions, research solutions, analytic consulting and research services, strategic consulting, and data warehousing.

The CODM evaluated the performance of our segments based on segment operating income (loss), which is calculated internally as net sales, less cost of operations (including allocation of technology costs), selling and marketing, and general and administrative expenses, excluding depreciation and amortization.
Center/shared services consist of items that are not directly attributable to reportable segments, such as corporate administrative costs and elimination of intercompany transactions. Additionally, corporate expenses may include other non-recurring or non-operational activity that the CODM excludes in assessing operating segment performance. These expenses, along with depreciation and amortization, other operating income/expense and other non-operating activity such as interest expense/income, are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated loss before income taxes.
The accounting policies for the reportable segments are the same as those for the consolidated Company.

Acquisition of Simpler

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement with Simpler. Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $80.8 million, including a preliminary working capital adjustment of $0.8 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $2.7 million. The Company financed the acquisition and related costs and expenses through the $100.0 million increase in the Tranche B Term Loans. The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness of Simpler in connection with the Simpler Transaction.
In accordance with the acquisition method of accounting, following the date of the acquisition, we, with the assistance of a third-party valuation firm, have estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed at the date of the acquisition. These fair values are preliminary and are reflected in our balance sheet on the date of the acquisition. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. Our results of operations, financial position and cash flows are impacted by the effects of the acquisition, which were financed primarily through borrowings, including transaction-related costs, debt commitment fees and recurring interest costs.

Recent Developments

On July 2, 2014, Truven had drawn $15.0 million from its Revolving Credit Facility for working capital requirements and issued a letter of credit in the amount of $7.5 million as surety on government contracts, which while not drawn, reduce the available line of credit under the Revolving Credit Facility to $27.5 million.

Deferred Revenue: Fair Value Adjustments
Our revenues are derived from the sale of subscription data and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue in the three and six months ended June 30, 2014 and June 30, 2013 by $0.7 million, $1.4 million, $2.1 million and $6.9 million respectively. The write-off will have a future aggregate negative impact of $4.9 million with the majority reflected over the next 18 months.

Results of Operations

The following section provides a comparative discussion of our Results of Operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three months ended June 30, 2014	% of revenue	Three months ended June 30, 2013	% of revenue	Change	% change

Revenues, net	$136,424	100%	$126,997	100%	$9,427	7%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(75,720)	(56)%	(69,114)	(54)%	(6,606)	10%
Selling and marketing, excluding depreciation and amortization(b)	(15,812)	(12)%	(15,766)	(12)%	(46)	—%
General and administrative, excluding depreciation and amortization(c)	(13,413)	(10)%	(10,373)	(8)%	(3,040)	29%
Depreciation	(5,924)	(4)%	(4,409)	(3)%	(1,515)	34%
Amortization of developed technology and content	(9,673)	(7)%	(7,726)	(6)%	(1,947)	25%
Amortization of other identifiable intangible assets(d)	(12,268)	(9)%	(8,615)	(7)%	(3,653)	42%
Other operating expenses(e)	(4,846)	(4)%	(7,635)	(6)%	2,789	(37)%
Total operating costs and expenses	(137,656)	(101)%	(123,638)	(97)%	(14,018)	11%
Operating income (loss)	(1,232)	(1)%	3,359	3%	(4,591)	(137)%
Net interest expense (f)	(17,415)	(13)%	(20,525)	(16)%	3,110	(15)%
Other finance costs	(260)	—%	(441)	—%	181	(41)%
Loss before income taxes	(18,907)	(14)%	(17,607)	(14)%	(1,300)	7%
Benefit from income taxes	10,107	7%	6,611	5%	3,496	53%
Net loss	$(8,800)	(6)%	$(10,996)	(9)%	$2,196	(20)%

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

(e)
In 2014, other operating expenses included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process improvement and documentation, severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure, asset write-offs, and the Sponsor fee for Veritas Capital. In 2013, other operating expenses represent costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. These costs also include severance and retention bonuses relating to the Acquisition and the Sponsor fee for Veritas Capital. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of three months ended June 30, 2014 and 2013
Revenues, net
Our net revenues were $136.4 million for the three months ended June 30, 2014 as compared to $127.0 million for the three months ended June 30, 2013, an increase of $9.4 million or 7%. This increase was primarily due to the increase in revenue from our Commercial segment as a result of the acquisition of Simpler, a Lean enterprise transformation consulting services business being integrated in our Commercial segment, which contributed $10.6 million of revenue from April 12, 2014 to June 30, 2014. In addition, revenue increased due to the $0.7 million deferred revenue adjustment in 2014 compared to the $2.1 million deferred revenue adjustment in 2013 in connection with the Acquisition. These were offset by a $5.3 million decrease in revenue from our Government segment due to lower revenue and implementation services due to timing of government projects. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $75.7 million for the three months ended June 30, 2014 as compared to $69.1 million for the three months ended June 30, 2013, an increase of $6.6 million, or 10%. This increase was primarily due to $5.4 million of incremental costs of revenues from Simpler's operations. We also had an increase in salaries and wages due to the increase in head count and higher maintenance costs related to the completion of our transition to a standalone company, which were offset by a decrease in bonus expense.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $15.8 million for the three months ended June 30, 2014 and 2013, which is relatively flat.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $13.4 million for the three months ended June 30, 2014 as compared to $10.4 million for the three months ended June 30, 2013, an increase of $3.0 million, or 29%. The increase was primarily due to $2.7 million of additional general and and administration expenses attributable to Simpler's operations. Salaries and wages expense and professional fees increased by $1.2 million to build the accounting, internal audit, procurement, and human resource departments, as well as the additional hiring of senior executive management in operations. These costs were offset by a $1.2 million decrease in bonus expense.
Depreciation and amortization
Our depreciation and amortization expense was $27.9 million for the three months ended June 30, 2014 as compared to $20.8 million for the three months ended June 30, 2013, an increase of $7.1 million or 34%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013. Incremental depreciation and amortization from the acquisition of the Simpler amounted to $3.7 million.
Other operating expenses
Our other operating expense was $4.8 million for the three months ended June 30, 2014 as compared to $7.6 million for the three months ended June 30, 2013, a decrease of $2.8 million or 37%. In 2014, other operating expenses include $3.8 million of acquisition related costs due to the acquisition of Simpler on April 11, 2014, and other professional fees incurred related to business improvement processes, $0.4 million of severance expense which primarily relates to compensation for certain positions that were eliminated as part of management's plan that changed the Company’s operating segment structure during the period, and $0.6 million of Sponsor advisory fees. In 2013, other operating expenses included $5.6 million of Acquisition related costs consisting of expenses incurred mainly related to separating our IT infrastructure from Predecessor Parent, $1.3 million of severance and retention bonuses and $0.7 million of Sponsor advisory fees.
Operating income (loss)
Our operating loss was $1.2 million for the three months ended June 30, 2014 as compared to an operating income of $3.4 million for the three months ended June 30, 2013, a decrease in operating income of $4.6 million, or 137%, from 2013. The decrease in operating income was primarily due to a $9.4 million increase in revenue while total operating expenses increased by $14.0 million as discussed above.
Net interest expense
Our net interest expense was $17.4 million for the three months ended June 30, 2014, as compared to $20.5 million for the three months ended June 30, 2013, a decrease of $3.1 million, or 15%. The decrease was primarily due to a $3.3 million loss on early extinguishment of debt as a result of refinancing the Term Loan Facility in April 2013 that effectively reduced the interest rate by 1.25% on the Term Loan Facility, offset by an increase in interest expense due to the increase in the term loan related to the acquisition of Simpler.

Benefit from income taxes

Our income tax benefit was $10.1 million for the three months ended June 30, 2014 as compared to a benefit of $6.6 million for the three months ended June 30, 2013, an increase of $3.5 million or 53%. Income tax benefit for the three months ended June 30, 2014 and three months ended June 30, 2013, at an effective tax rate of 53.5% and 37.5%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes and an increase in the projected annual pre-tax loss from the first quarter to the second quarter in each year, partially offset by non deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the three months ended June 30, 2014 and June 30, 2013, under the new reportable segment structure:

(Dollars in thousands)	Three months ended June 30, 2014	% of revenue	Three months ended June 30, 2013	% of revenue	Change	% change

Commercial
Revenues	$113,500	100%	$98,732	100%	$14,768	15%
Segment operating income	38,210	34%	35,194	36%	3,016	9%
Government
Revenues	22,924	100%	28,265	100%	(5,341)	(19)%
Segment operating income (loss)	(12)	—%	2,617	9%	(2,629)	(100)%

Commercial segment

Revenues
Our Commercial revenue was $113.5 million for the three months ended June 30, 2014 as compared to $98.7 million for the three months ended June 30, 2013, an increase of $14.8 million or 15.0%. The increase was primarily due to the $10.6 million of revenue from Simpler's operations from April 12, 2014 to June 30, 2014. Additionally, revenue increased by $3.7 million due to new sales, incremental fees from subscription renewals, and the launch of Truven's Edge services. Further, revenue increased due to the impact from the $0.2 million deferred revenue adjustment in 2014 compared to the $1.7 million deferred revenue adjustment in 2013 in connection with the Acquisition. This was offset by a $1.0 million decrease in revenue from our Planning and Marketing services.

Operating income
Our Commercial operating income was $38.2 million for the three months ended June 30, 2014 as compared to $35.2 million for the three months ended June 30, 2013, an increase of $3.0 million or 8.6%. This was primarily due to the $2.1 million of incremental operating income from Simpler's operations. The remaining increase in operating income was mainly due to an increase in revenue, offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013.

Government segment

Revenues
Our Government revenue was $22.9 million for the three months ended June 30, 2014 as compared to $28.3 million for the three months ended June 30, 2013, a decrease of $5.3 million or 18.9%. This was primarily due to the timing of a large implementation project on enterprise data warehouse and migration in the second quarter of 2013 amounting to $9.1 million, partially offset by new implementation projects and new sales in various government projects.

Operating income
Our Government operating income was almost break-even for the three months ended June 30, 2014 as compared to $2.6 million for the three months ended June 30, 2013, a decrease of $2.6 million or 100%. The decrease mostly relates to the $5.3 million decrease in revenue as discussed above, and higher costs mainly due to the Company's initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities.

The following table summarizes our unaudited interim condensed consolidated results of operations for the six months ended June 30, 2014 and June 30, 2013:

(Dollars in thousands)	Six months ended June 30, 2014	% of revenue	Six months ended June 30, 2013	% of revenue	Change	% change

Revenues, net	$254,687	100%	$239,887	100%	$14,800	6%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(146,009)	(57)%	(136,691)	(57)%	(9,318)	7%
Selling and marketing, excluding depreciation and amortization(b)	(29,536)	(12)%	(29,212)	(12)%	(324)	1%
General and administrative, excluding depreciation and amortization(c)	(24,697)	(10)%	(18,939)	(8)%	(5,758)	30%
Depreciation	(12,517)	(5)%	(8,989)	(4)%	(3,528)	39%
Amortization of developed technology and content	(18,869)	(7)%	(15,444)	(6)%	(3,425)	22%
Amortization of other identifiable intangible assets(d)	(20,883)	(8)%	(17,230)	(7)%	(3,653)	21%
Other operating expenses(e)	(11,375)	(4)%	(20,500)	(9)%	9,125	(45)%
Total operating costs and expenses	(263,886)	(104)%	(247,005)	(103)%	(16,881)	7%
Operating loss	(9,199)	(4)%	(7,118)	(3)%	(2,081)	29%
Net interest expense (f)	(33,689)	(13)%	(38,092)	(16)%	4,403	(12)%
Other finance costs	(336)	—%	(453)	—%	117	(26)%
Loss before income taxes	(43,224)	(17)%	(45,663)	(19)%	2,439	(5)%
Benefit from income taxes	15,167	6%	17,037	7%	(1,870)	(11)%
Net loss	$(28,057)	(11)%	$(28,626)	(12)%	$569	(2)%

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

(e)
In 2014, other operating expenses included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process documentation and improvements, severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure, asset write-offs, and the Sponsor fee for Veritas Capital. In 2013, other operating expenses represent costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. These costs also include severance and retention bonuses relating to the Acquisition and the Sponsor fee for Veritas Capital. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of six months ended June 30, 2014 and 2013
Revenues, net
Our net revenues were $254.7 million for the six months ended June 30, 2014 as compared to $239.9 million for the six months ended June 30, 2013, an increase of $14.8 million or 6%. This increase was primarily due to the increase in revenue from our commercial segment as a result of the acquisition of Simpler, a Lean enterprise transformation consulting services business being integrated into our Commercial segment which contributed $10.6 million of revenue from April 12, 2014 to June 30, 2014. In addition, revenue increased due to the $1.3 million deferred revenue adjustment in 2014 compared to the $6.9 million deferred revenue adjustment in 2013 in connection with the Acquisition. These were offset by a $5.3 million decrease in revenue from our Government segment due to lower revenue and implementation services due to timing of government projects. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $146.0 million for the six months ended June 30, 2014 as compared to $136.7 million for the six months ended June 30, 2013, an increase of $9.3 million, or 7%. This increase was primarily due to $5.4 million of incremental costs of revenues from Simpler's operations. We also had an increase in salaries and wages due to the increase in head count and higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company. This increase was partially offset by a decrease in bonus expense.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $29.5 million for the six months ended June 30, 2014 as compared to $29.2 million for the six months ended June 30, 2013, an increase of $0.3 million, or 1.1%, which is mainly due to selling and marketing expenses attributable to Simpler's operations.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $24.7 million for the six months ended June 30, 2014 as compared to $18.9 million for the six months ended June 30, 2013, an increase of $5.8 million, or 30.4%. The increase was primarily due to $2.7 million of additional general and and administration expenses attributable to Simpler's operations. Salaries and wages expense and consulting fees increased by $2.3 million to build the accounting, internal audit, procurement, and human resource departments, as well as the additional hiring of senior executive management in operations. These costs were offset by a $1.0 million decrease in bonus expense. In addition, administrative costs in maintaining our international branches that were set up in the first half of 2013 are higher due to payroll, tax and statutory compliance services.
Depreciation and amortization
Our depreciation and amortization expense was $52.3 million for the six months ended June 30, 2014 as compared to $41.7 million for the six months ended June 30, 2013, an increase of $10.6 million or 25.5%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013. Incremental depreciation and amortization from the acquisition of Simpler amounted to $3.7 million.
Other operating expenses
Our other operating expense was $11.4 million for the six months ended June 30, 2014 as compared to $20.5 million for the six months ended June 30, 2013, a decrease of $9.1 million or 44.5%. In 2014, other operating expenses include $4.4 million of acquisition related costs due to the acquisition of Simpler Consulting, L.P. on April 11, 2014 and other professional fees incurred related to business improvement processes, $1.0 million of severance expense which primarily relates to compensation for certain positions that were eliminated as part of management's plan that changed the Company’s operating segment structure during the period, $4.7 million of asset write-off and $1.2 million of Sponsor advisory fees. In 2013, other operating expenses include $16.4 million of Acquisition related costs, $2.8 million of severance and retention bonuses and $1.3 million of Sponsor advisory fees.

Operating loss
Our operating loss was $9.2 million for the six months ended June 30, 2014 as compared to $7.1 million for the six months ended June 30, 2013, an increase of $2.1 million, or 29.2%, from 2013. The increase in operating loss was primarily due to a $14.8 million increase in revenue while total operating expenses increased by $16.9 million as discussed above.
Net interest expense
Our net interest expense was $33.7 million for the six months ended June 30, 2014, as compared to $38.1 million for the six months ended June 30, 2013, a decrease of $4.4 million, or 11.6%. The decrease was primarily due to a $3.3 million loss on early extinguishment of debt as a result of refinancing the Term Loan Facility in April 2013 that effectively reduced the interest rate by 1.25% on the Term Loan Facility, offset by an increase in interest expense due to the increase in the term loan related to the acquisition of Simpler.

Benefit from income taxes

Our income tax benefit was $15.2 million for the six months ended June 30, 2014 as compared to a benefit of $17.0 million for the six months ended June 30, 2013, a decrease of $1.8 million or 11%. Income tax benefit for the six months ended June 30, 2014 at an effective tax rate of 35.1% and 37.3%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by nondeductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the six months ended June 30, 2014 and June 30, 2013, under the new reportable segment structure:

(Dollars in thousands)	Six months ended June 30, 2014	% of revenue	Six months ended June 30, 2013	% of revenue	Change	% change

Commercial
Revenues	$209,851	100%	$191,159	100%	$18,692	10%
Segment operating income	68,170	32%	63,475	33%	4,695	7%
Government
Revenues	44,836	100%	48,728	100%	(3,892)	(8)%
Segment operating income (loss)	(650)	(1)%	3,763	8%	(4,413)	(117)%

Commercial segment

Revenues
Our Commercial revenue was $209.9 million for the six months ended June 30, 2014 as compared to $191.2 million for the six months ended June 30, 2013, an increase of 18.7 million or 9.8%. The increase was primarily due to the $10.6 million of revenue from Simpler's operations from April 12, 2014 to June 30, 2014. Additionally, revenue increased by $4.5 million due to new sales, incremental fees from subscription renewals, and the launch of Truven's Edge services. Further, revenue increased due to the impact from the $0.4 million deferred revenue adjustment in 2014 compared to the $6.1 million deferred revenue adjustment in 2013 in connection with the Acquisition. This was offset by a $2.3 million decrease in revenue from Planning and Marketing .

Operating income

Our Commercial operating income was $68.2 million for the six months ended June 30, 2014 as compared to $63.5 million for the six months ended June 30, 2013, an increase of $4.7 million or 8.0%. This was primarily due to the $2.1 million of incremental operating income from Simpler's operations. The remaining increase in operating income was mainly due to an increase in revenue and a decrease in deferred revenue adjustment in connection with the Acquisition discussed above, offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013.

Government segment

Revenues
Our Government revenue was $44.8 million for the six months ended June 30, 2014 as compared to $48.7 million for the six months ended June 30, 2013, a decrease of $3.9 million or 8.0%. This was primarily due to the timing of a large implementation project on enterprise data warehouse and migration in the second quarter of 2013 amounting to $9.1 million, partially offset by new implementation projects and new sales in various government projects. The deferred revenue adjustment for the six months ended June 30, 2014 and 2013 was $0.9 million and $0.8 million, respectively.

Operating income (loss)
Our Government operating loss was $0.7 million for the six months ended June 30, 2014 as compared to operating income of $3.8 million for the six months ended June 30, 2013, a decrease in operating income of $4.4 million. The decrease was due to a $3.9 million decrease in revenue as discussed above, and higher costs mainly due to the Company's initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and June 30, 2013 presented:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net loss	$(8,800)	$(10,996)	$(28,057)	$(28,626)
Benefit from income tax	(10,107)	(6,611)	(15,167)	(17,037)
Net interest expense	17,415	20,525	33,689	38,092
Depreciation	5,924	4,409	12,517	8,989
Amortization of developed technology and content	9,673	7,726	18,869	15,444
Amortization of other identifiable intangible assets	12,268	8,615	20,883	17,230
EBITDA	26,373	23,668	42,734	34,092
Acquisition related and other nonrecurring charges(1)	4,245	6,953	5,427	19,193
Non-cash stock compensation expense	399	366	639	767
Deferred revenue adjustments(2)	745	2,066	1,417	6,900
Asset write-off (3)	—	—	4,706	—
Other(4)	600	1,123	1,241	1,760
Adjusted EBITDA	$32,362	$34,176	$56,164	$62,712

(1)
Acquisition related and other nonrecurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process documentation and improvements and severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure. Acquisition related and other nonrecurring charges in 2013 included retention incentives to key employees related to the Acquisition and nonrecurring costs as we transitioned to a standalone company. See Note 7 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Acquisition.

(3)	Represents write-off of advanced revenue share with a supplier. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(4)	Represents Sponsor advisory fees and non-cash vacation accrual true up charges in connection with the Acquisition in 2013.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Six months ended June 30,
	2014	2013

Net cash provided by (used in) operating activities	$25,572	$(14,779)
Net cash used in investing activities	(89,916)	(20,339)
Net cash provided by financing activities	62,838	19,444
Operating activities
Cash provided by operating activities for the six months ended June 30, 2014 was $25.6 million as compared to cash used in operating activities of $14.8 million for the six months ended June 30, 2013, an increase of $40.4 million. The increase was mainly due to a $4.7 million increase in cash receipts from customers due to improved efforts in collection, a $1.0 million decrease in interest payments due to a lower interest rate as a result of the April 2013 Refinancing and a $34.6 million decrease in payments to various suppliers mainly due to timing of cash payments and disentanglement costs in 2013.

Investing activities
Cash used in investing activities for the six months ended June 30, 2014 was $89.9 million, as compared to $20.3 million for the six months ended June 30, 2013. The increase was mainly due to the acquisition of Simpler on April 11, 2014 for a net cash paid of $76.3 million, offset by lower capital expenditures on computer hardware as a result of the completion of the data center in late 2013 and the timing of cash payments of capital expenditures.

Financing activities
Cash provided by financing activities for the six months ended June 30, 2014 was $62.8 million. This amount consisted of $100.0 million of incremental loan to finance the Simpler Transaction, a $30.0 million repayment of Revolving Credit Facility, $2.9 million debt issuance costs, $2.9 million principal repayment of the Senior Term Loan Facility and $1.3 million principal payment of capital lease obligation.
Cash provided by financing activities for the six months ended June 30, 2013 was $19.4 million. This amount consisted of a $15.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.0 million of additional capital contribution from Holdings LLC, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $2.7 million of principal repayment of senior term loan, $5.8 million of premium payment to lenders for the April 2013 refinancing and $0.4 million principal payment of capital lease obligation.
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

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant amount of consideration on the contract is paid upfront and most contracts are renewed during the latter part of the fourth quarter. Many renewals are billed in December and January, which are normally collected in the first quarter of the following year. As such, we have historically experienced a low level of cash every third quarter of a calendar year, but that may vary depending on any new significant contracts driven by state government projects, concurrent with the start of the state government’s fiscal year.

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for at least the next year. We expect to spend approximately $26 million on capital expenditures for the remainder of 2014 (excluding acquisitions and related costs); however, actual capital expenditures may differ. As of June 30, 2014, the available credit under the Revolving Credit Facility is $50.0 million.

Indebtedness

As of June 30, 2014, our principal outstanding indebtedness was $955.2 million, consisting of $628.1 million under the Term Loan Facility and $327.2 million under the Notes.
A discussion of our outstanding indebtedness as of June 30, 2014 is below:
Senior Credit Facility
The Senior Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of a $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of June 30, 2014, the Company has an available line of credit under the Revolving Credit Facility of $50.0 million.
Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven's option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. We are required to repay $1.6 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.
All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's existing and future wholly-owned domestic subsidiaries. As of June 30, 2014, certain domestic subsidiaries acquired by the Company became a guarantor under the Senior Credit Facility. All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
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
In addition, the Senior Credit Facility requires Truven, beginning with the fiscal quarter ended June 30, 2012, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior

Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We are in compliance with all of these credit facility covenants as of June 30, 2014.

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

On April 11, 2014, in connection with the acquisition of Simpler, we entered into the Third Amendment to our Credit Agreement. The Third Amendment provided for a $100.0 million increase in the Supplemental Tranche B Term Loans, and increased the total amount available under the Credit Agreement to $679.7 million, consisting of a $629.7 million term loan facility and a $50.0 million revolving credit facility (which remains unchanged).

On April 11, 2014, we borrowed the entire $100.0 million principal amount of the Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its revolving credit facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, we must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1,590 each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Credit Agreement.

The Third Amendment also amended the Credit Agreement to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to us by increasing the maximum permitted ratios for certain periods from 2014 to 2016.
10.625% Senior Notes due 2020
The Notes, which were issued under an indenture, dated June 6, 2012 (the “Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020. On the same day, we entered into the first supplemental indenture (the “First Supplemental Indenture”), whereby Truven became a party to the Indenture as successor in interest to Wolverine. The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding and each of Truven's existing and future wholly-owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. As of June 30, 2014, certain domestic subsidiaries acquired by the Company became a guarantor under the Senior Credit Facility.
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
The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding's business and operations. We are in compliance with these covenants as of June 30, 2014 and expect to be in compliance over the next twelve months.
On June 5, 2013, we entered into the Second Supplemental Indenture, whereby the guarantee release provision in Section 10.2(d)(1)(B) of the Indenture, which allows guarantors to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations), was amended to apply only to subsidiary guarantors and not to Truven Holding.

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of June 30, 2014:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$327,150	$—	$—	$—	$327,150
Other long-term obligations(2)	628,060	6,360	12,720	608,980	—
Interest on indebtedness(3)	347,647	63,307	125,820	123,760	34,760
Operating lease obligations(4)	45,290	11,001	17,885	8,765	7,639
Capital lease obligations(5)	2,656	759	1,518	379	—
Total contractual obligation	$1,350,803	$81,427	$157,943	$741,884	$369,549

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of March 2014. The one month LIBOR rate on the Senior Credit Facility during the month of June 2014 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Exchange Notes was 10.625%.

(4)	Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the three months ended March 31, 2014, $4.7 million of the prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met by the grace period. As of June 30, 2014, there are no prepaid revenue share balances on the Company's balance sheet.

As of June 30, 2014, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

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
We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2014, we have $628.1 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of June 30, 2014 was 0.15%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014 because of the material weaknesses discussed below.

Management's Report on Internal Control over Financial Reporting

We are currently not required to comply with items (a) and (b) of Regulation S-K 308 (the SEC’s rule implementing Section 404 of the Sarbanes Oxley Act of 2002) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Further, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.

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
Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next six months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

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

Item 1. Legal Proceedings
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. The legal proceedings described in Note 12 to Part I of this quarterly report are incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K filed on March 31, 2014.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1
Third Amendment to the Credit Agreement, dated as of April 11, 2014, among Truven Holding
Corp., Truven Health Analytics Inc., the Lenders Party Thereto, JPMorgan Chase Bank, N.A.,
as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole
Bookrunner, filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed on April
14, 2014, file number 333-187931, is incorporated herein by reference.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2014 and June 30, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2014 and June 30, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of June 30, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014

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

Date: August 8, 2014

TRUVEN HOLDING CORP.
(Registrant)

By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer

By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits

Exhibit Number	Exhibit Description
10.1
Third Amendment to the Credit Agreement, dated as of April 11, 2014, among Truven Holding
Corp., Truven Health Analytics Inc., the Lenders Party Thereto, JPMorgan Chase Bank, N.A.,
as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole
Bookrunner, filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed on April
14, 2014, file number 333-187931, is incorporated herein by reference.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2014 and June 30, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2014 and June 30, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of June 30, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.