Form 10-Q
period 2014-09-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2014-11-03
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 3, 2014, there was one outstanding share of each of the registrants.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Interim Condensed Consolidated Balance Sheets - As of September 30, 2014 and December 31, 2013	1

	Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss - For the three and nine months ended September 30, 2014 and September 30, 2013	2

	Unaudited Interim Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2014 and September 30, 2013	3

	Unaudited Interim Condensed Consolidated Statement of Equity - For the nine months ended September 30, 2014	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

Signatures		47

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term “Holdings LLC” refers to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “the Company”, “Truven Holding”, "we", "us", "our" and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC;

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

•
the term "Simpler Transaction" refers to execution of the Purchase Agreement in April 11, 2014, whereby Truven indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $81.1 million, including a preliminary working capital adjustment of $1.1 million, and the issuance by Holdings LLC, the direct parent of the Company, of $3.7 million of equity interests to Simpler.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$22,484	$10,255
Trade and other receivables (less allowances of $1,249 and $1,530, respectively)	90,238	97,798
Prepaid expenses and other current assets	30,667	24,208
Total current assets	143,389	132,261
Computer hardware and other property, net	35,456	48,037
Developed technology and content, net	133,654	148,637
Goodwill	485,917	457,677
Other identifiable intangible assets, net	377,071	362,014
Other noncurrent assets	14,428	15,977
Deferred tax asset	6,234	—
Total assets	$1,196,149	$1,164,603
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$64,570	$53,376
Deferred revenue	111,967	128,392
Current portion of long-term debt	6,360	5,350
Capital lease obligation	656	1,596
Deferred tax liabilities	7,483	711
Current taxes payable	290	189
Total current liabilities	191,326	189,614
Deferred revenue	4,652	2,096
Capital lease obligation	1,544	2,102
Long-term debt	945,907	866,908
Deferred tax liabilities	—	22,027
Other noncurrent liabilities	3,540	2,573
Total liabilities	1,146,969	1,085,320
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	483,234	478,549
Accumulated deficit	(433,778)	(399,101)
Foreign currency translation adjustment	(276)	(165)
Total equity	49,180	79,283
Total liabilities and equity	$1,196,149	$1,164,603
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues, net	$140,187	$123,594	$394,874	$363,481
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(75,089)	(64,293)	(221,098)	(200,983)
Selling and marketing, excluding depreciation and amortization	(13,087)	(12,899)	(42,623)	(42,111)
General and administrative, excluding depreciation and amortization	(14,398)	(12,387)	(39,095)	(31,326)
Depreciation	(4,931)	(5,422)	(17,448)	(14,411)
Amortization of developed technology and content	(9,820)	(8,228)	(28,689)	(23,672)
Amortization of other identifiable intangible assets	(11,960)	(8,615)	(32,843)	(25,845)
Other operating expenses	(5,826)	(8,278)	(17,201)	(28,778)
Total operating costs and expenses	(135,111)	(120,122)	(398,997)	(367,126)
Operating income (loss)	5,076	3,472	(4,123)	(3,645)
Net interest expense	(17,663)	(16,661)	(51,352)	(54,753)
Other finance costs	(81)	(19)	(417)	(472)
Loss before income taxes	(12,668)	(13,208)	(55,892)	(58,870)
Benefit from income taxes	6,048	4,865	21,215	21,902
Net loss	$(6,620)	$(8,343)	$(34,677)	$(36,968)

Other comprehensive loss:
Foreign currency translation adjustments	(26)	(17)	(111)	(19)
Total comprehensive loss	$(6,646)	$(8,360)	$(34,788)	$(36,987)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Nine months ended September 30,
	2014	2013
Operating activities
Net loss	$(34,677)	$(36,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,448	14,411
Amortization of developed technology and content	28,689	23,672
Amortization of other identifiable intangible assets	32,843	25,845
Amortization of debt issuance costs	1,878	1,931
Amortization of debt discount	2,421	1,922
Amortization of unfavorable leasehold interest	—	(94)
Loss on extinguishment of debt	—	2,353
Deferred income tax benefit	(21,490)	(22,383)
Share-based compensation expense	955	1,137
Retention bonus in conjunction with the Acquisition	—	1,378
Asset write-off	4,706	—
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables	15,320	13,328
Prepaid expenses and other current assets	(10,739)	(4,453)
Accounts payable and accrued expenses	14,438	(7,203)
Deferred revenue	(14,469)	(13,415)
Income taxes	101	289
Other	638	(599)
Net cash provided by operating activities	38,062	1,151
Investing activities
Acquisition of Simpler, net of cash acquired	(77,400)	—
Capital expenditures	(24,412)	(34,853)
Net cash used in investing activities	(101,812)	(34,853)

Continued on next page

	Nine months ended September 30,
	2014	2013
Financing activities
Additional capital contribution	—	1,950
Proceeds from revolving credit facility	15,000	15,000
Principal repayment of senior term loan	(4,517)	(3,994)
Repayment of revolving credit facility	(30,000)	—
Proceeds from senior term loan related to refinancing	100,000	86,105
Principal repayment of senior term loan related to refinancing	—	(74,772)
Premium payment for refinancing the credit facility	—	(5,760)
Payment of debt issuance costs	(2,895)	—
Payment of capital lease obligation	(1,498)	(844)
Net cash provided by financing activities	76,090	17,685
Effect of exchange rate changes in cash and cash equivalents	(111)	(19)
Net increase (decrease) in cash and cash equivalents	12,229	(16,036)
Cash and cash equivalents
Beginning of period	10,255	23,805
End of period	$22,484	$7,769

Supplemental cash flow disclosures
Interest paid	$38,182	$38,100
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Nine months ended September 30, 2014
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
Additional capital contribution	—	3,730	—	—	3,730
Share-based compensation expense	—	955	—	—	955
Foreign currency translation adjustment	—	—	—	(111)	(111)
Net loss	—	—	$(34,677)	—	(34,677)
Balance at September 30, 2014	$—	$483,234	$(433,778)	$(276)	$49,180
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business

On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp.,), an affiliate of Veritas Capital, entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. ("TRUSI") and Thomson Reuters Global Resources ("TRGR"), both affiliates of the Thomson Reuters Corporation, which the Company assigned to Wolverine on May 24, 2012. Wolverine is an affiliate of The Veritas Fund IV, L.P., a fund managed by Veritas Capital. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of TRHI from TRUSI and certain other assets and liabilities of the Thomson Reuters Healthcare business from TRGR and its affiliates. Upon the closing of the Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of the Company, and subsequently changed its name to Truven Health Analytics Inc. (Truven). Following the Merger, the assets acquired and liabilities assumed are owned by Truven, which remains a direct wholly-owned subsidiary of the Company.

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
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2013. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2013 included in the Form10-K as filed with the Securities and Exchange Commission ("SEC") on March 31, 2014.

2.     Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance became effective for us beginning July 1, 2014 and had no impact on our financial statements.
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

3.     Acquisitions
On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement (the "Purchase Agreement") with Simpler. Simpler provides Lean enterprise transformation consulting services. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $2.7 million. The Company financed the acquisition and related costs and expenses through the $100.0 million increase in the "Tranche B Term Loans" (the "Supplemental Tranche B Term Loans") (see Note 6). The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
The following is a summary of the allocation of the purchase price of the Simpler Transaction to the estimated fair values of assets acquired and liabilities assumed in the Simpler Transaction. The allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

Values recognized at acquisition date
Trade and other receivables	$7,560
Prepaid assets and other current assets	425
Computer hardware and other property	181
Other identifiable intangible assets	47,900
Current liabilities	(2,575)
Deferred revenue	(600)
Net assets acquired	52,891
Goodwill on acquisition	28,240
Net consideration	$81,131
Adjustments recorded during the quarter as result of valuation and management review of certain accounts resulted in an increase of goodwill and current asset of $2.6 million and $0.2 million, respectively, and a corresponding decrease in other identifiable intangible asset of $2.5 million.
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
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $21.1 million, with estimated useful lives of 3 to 9 years.
Backlog was determined using an income approach based on projected backlog as of acquisition date. Using this approach, backlog was assigned a value of $14.3 million, with an estimated useful life of 1 to 2 years.
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
Simpler's unaudited revenue and net loss for the three month period ended September 30, 2014 and period from April 12, 2014 to September 30, 2014, amounted to $12.9 million and $23.5 million, respectively, and $0.4 million and $1.3 million, respectively. Unaudited pro forma financial information has not been presented due to immateriality.

4.	Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three and nine months ended September 30, 2014, were as follows:

	Commercial	Government	Total

Balance as of December 31, 2013 and March 31, 2014	$733,041	$91,298	$824,339
Acquisition (see Note 3)	25,623	—	25,623
Balance as of June 30, 2014	758,664	91,298	849,962
Adjustment (see Note 3)	$2,617	$—	$2,617
Balance as of September 30, 2014	$761,281	$91,298	$852,579

Accumulated impairment:
Balance as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014	$(321,064)	$(45,598)	$(366,662)

Net book value as of December 31, 2013	$411,977	$45,700	$457,677
Net book value as of March 31, 2014	$411,977	$45,700	$457,677
Net book value as of June 30, 2014	$437,600	$45,700	$483,300
Net book value as of September 30, 2014	$440,217	$45,700	$485,917

Goodwill is not amortized. Instead, goodwill is tested for impairment annually as well as whenever there is an indication that the carrying amount may not be recoverable. The goodwill arising from the Simpler Transaction (see Note 3) has been allocated to the Company's commercial segment.

5.	Other Identifiable Intangible Assets
Other identifiable intangible assets, net, consisted of the following:

	September 30, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	13.0	$351,000	$(67,707)	$283,293
Trademarks and trade names	11.5	94,200	(13,595)	80,605
Others	2.0	18,700	(5,527)	13,173
		$463,900	$(86,829)	$377,071

	December 31, 2013
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.5	$329,800	$(44,983)	$284,817
Trademarks and trade names	15.0	86,200	(9,003)	77,197
		$416,000	$(53,986)	$362,014

Amortization expense for each of the next five twelve-month periods beginning October 1, 2014, is expected to be approximately $36.2 million for 2015, $39.8 million for 2016, $37.7 million for 2017, $37.4 million for 2018, and $37.2 million for 2019.

6.	Long-Term Debt

The Company's long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Senior Credit Facility
Term Loan Facility (net of $14,831 and $14,156 discount, respectively)	$611,639	$516,831
Revolving Credit Facility	15,000	30,000
10.625% Senior Notes ("the Notes") (net of $1,522 and $1,723 discount, respectively)	325,628	325,427
	952,267	872,258
Less: current portion of long-term debt	6,360	5,350
Long-term debt	$945,907	$866,908
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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2014, the Company is in compliance with all of these credit facility covenants.

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

In connection with the April 2013 Refinancing, the Company incurred lenders' fees of $6.7 million, representing a call premium. Of the $6.7 million, $5.8 million was recorded as part of original issue discount and presented as net of debt.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company’s business and operations. Following the acquisition of Simpler on April 12, 2014, the wholly owned domestic subsidiaries we acquired became guarantors of the Senior Credit Facility and, as a result, were required to become guarantors of the Notes.  However, the supplemental indenture to the Indenture to include these subsidiaries as guarantors was only executed on November 3, 2014. Following the execution of the third supplemental indenture on November 3, 2014, we are in compliance with all of the covenants under the Indenture.

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
As of September 30, 2014, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending September 30,
2015	$6,360
2016	6,360
2017	21,360
2018	6,360
2019	578,317
Thereafter	327,150
$945,907

7.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Severance and retention bonuses	$1,323	$348	$2,304	$3,147
Acquisition related costs and other nonrecurring charges	3,878	7,289	8,324	23,683
Asset Write-off (see Note 12)	—	—	4,706	—
Sponsor fee	625	641	1,867	1,948
Total other operating expenses	$5,826	$8,278	$17,201	$28,778

Severance expense in 2014 primarily relates to compensation for certain positions that were eliminated as part of the change in the Company's operating segment structure to enable us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. Severance and retention bonuses in 2013 primarily relate to the Acquisition of TRHI. On March 31, 2012, prior to the Acquisition, the Predecessor Parent entered into a Retention Agreement with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service. For the three and nine months ended September 30, 2013, $0 and $1,400 of retention and bonus expense was recorded against Additional Paid In Capital in the Equity section of the condensed consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

Acquisition related costs and non recurring charges in 2014 included professional fees related to the acquisition of Simpler in April 2014 (see Note 3), certain costs related to business improvement processes, and certain costs associated with data migration and losses on discontinued projects. Acquisition related costs and non recurring charges in 2013 include costs incurred related to technology and other costs in connection with the Company's transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Predecessor Parent, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting and professional fees.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Acquisition (see Note 10).

8.    Segment Information
The determination of reportable segments was based on the discrete financial information provided to the Chief Operating Decision Maker (the "CODM"). The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. The Company’s segment structure enables us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. The operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The Commercial segment includes the former Payer’s Employer/HealthPlan and Pharma channels, the former Hospitals and Clinicians segments, and Simpler's Lean enterprise transformation consulting services business. The Government segment is mainly comprised of the former Payer’s Federal and State Government channels.
The Company's reportable segments are as follows:

Commercial

The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.
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
Segment information for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,
	2014		2013
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$115,095	$41,967	$97,903	$34,328
Government	25,092	1,984	25,691	5,072
Segment totals	140,187	43,951	123,594	39,400
Center/Shared Services	—	(6,338)	—	(5,385)
Segment Operating Income	$140,187	$37,613	$123,594	$34,015
The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended September 30,
	2014	2013

Segment operating income	$37,613	$34,015
Depreciation	(4,931)	(5,422)
Amortization of developed technology and content	(9,820)	(8,228)
Amortization of other identifiable intangible assets	(11,960)	(8,615)
Other operating expenses	(5,826)	(8,278)
Operating income	5,076	3,472
Net interest expense	(17,663)	(16,661)
Other finance costs	(81)	(19)
Loss before income taxes	$(12,668)	$(13,208)

Segment information for the nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Nine months ended September 30,
	2014		2013
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$324,946	$110,137	$289,062	$97,804
Government	69,928	1,334	74,419	8,835
Segment totals	394,874	111,471	363,481	106,639
Center/Shared Services	—	(19,413)	—	(17,578)
Segment Operating Income	$394,874	$92,058	$363,481	$89,061
The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Nine months ended September 30,
	2014	2013

Segment operating income	$92,058	$89,061
Depreciation	(17,448)	(14,411)
Amortization of developed technology and content	(28,689)	(23,672)
Amortization of other identifiable intangible assets	(32,843)	(25,845)
Other operating expenses	(17,201)	(28,778)
Operating loss	(4,123)	(3,645)
Net interest expense	(51,352)	(54,753)
Other finance costs	(417)	(472)
Loss before income taxes	$(55,892)	$(58,870)

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

There are transfer restrictions on the Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2013	4.6	$6,374	—	$—
Granted	—	—	0.9	1,067
Forfeited	(0.2)	(274)	—	—
Balance at September 30, 2014	4.4	$6,100	0.9	$1,067
Outstanding and vested as of September 30, 2014	1.8	$2,518	—	$—

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

The Company recognized compensation expense, net of estimated forfeiture rate of 10% against additional paid in capital of $316 and $371, for the three months ended September 30, 2014 and 2013, respectively, and $955 and $1,137 for the nine months ended September 30, 2014 and 2013, respectively, which is recorded in General and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 4.8 years is $3,934.

As of September 30, 2014, 1.8% of Membership Interests has vested with an estimated fair value of $2,146.

10.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Acquisition and will continue to pay the Sponsor an annual advisory fee in an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and nine months ended September 30, 2014 the Company recorded an expense for the Sponsor fee of $0.6 million and $1.9 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded an expense for the Sponsor fee of $0.6 million and $1.9 million, respectively. The Sponsor advisory fee is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss.
On April 11, 2014, as part of the Simpler Transaction, the Company paid a transaction fee of $1.5 million to the Sponsor. As of September 30, 2014, advance payment to Sponsor included in the prepaid and other current assets account in the balance sheet amounted to $1.7 million.
After the Acquisition on June 6, 2012, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the financial statements. In the fourth quarter of 2013, we completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the three and nine months ended September 30, 2013 amounted to $0.6 million and $9.9 million respectively, which is included in the other operating expenses in the unaudited interim condensed consolidated statement of comprehensive loss.
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provided TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we provided these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2015. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized for services provided for the three and nine months ended September 30, 2014 totaled $0.1 million and $0.3 million, respectively. The income recognized under this service agreement for the three and nine months ended September 30, 2013 totaled $0.1 million and $0.6 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

During the first quarter of 2013, Truven Holding Corp. received $1,950 of additional capital contribution from Holdings LLC.

As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3,730 of equity interests to Simpler has been accounted for as additional capital contribution.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent company of the Company. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of September 30, 2014.

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

Income tax benefit for the three and nine months ended September 30, 2014 had an effective tax rate of 47.7% and 38.0%, respectively, and income tax benefit for the three and nine months ended September 30, 2013 had an effective tax rate of 36.8% and 37.2%, respectively. Income tax benefit is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes partially offset by the impact of non deductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

12.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 6.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. In the first quarter of 2014, $4.7 million of the prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of September 30, 2014, there are no prepaid revenue share balances on the Company's balance sheet.
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

On December 15, 2011, Midwest Health Initiative, a client of our research business, requested arbitration of a dispute relating to our performance under a client services agreement. The arbitration proceedings were initiated in St. Louis and were settled by both parties during the fourth quarter of 2013. The settlement amount was immaterial.

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

The Company has determined that the fair value of accounts receivable and accounts payable approximates carrying value at September 30, 2014 and December 31, 2013 due to short term maturity dates.

At September 30, 2014, the carrying amounts and fair values of the Senior Credit Facility, revolver and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$611,639	$—	$615,507	$—
Revolver	15,000	—	15,000	—
10.625% Senior Notes	325,628	—	345,143	—

At December 31, 2013, the carrying amounts and fair values of the Senior Credit and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,831	$—	$531,625	$—
Revolver	30,000	—	30,000	—
10.625% Senior Notes	325,427	—	369,876	—

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

14.     Subsequent Events

On October 16, 2014, Truven had drawn $15.0 million under its Revolving Credit Facility for the acquisition of Joan Wellman and Associates, Inc.(JWA).
On October 31, 2014, Truven entered into a Purchase Agreement with JWA, a company that provides Lean healthcare consulting services. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity of JWA in exchange for a cash purchase price of $16.0 million, including a $2.0 million holdback payment. The acquisition was consummated concurrently with the execution of the Purchase Agreement. Truven did not assume any indebtedness of JWA in connection with the transaction.
The Company has not made all of the required disclosures in accordance with ASC 805-10-50-2, Business Combinations, as it is currently in the process of evaluating the purchase accounting implications of the JWA transaction.
On November 3, 2014, we entered into third supplemental indenture to the Indenture to include wholly owned domestic subsidiaries we acquired as guarantors of the Notes.

There have been no other events subsequent to September 30, 2014, which would require any accrual or disclosure in these unaudited interim condensed consolidated financial statements.

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

Prior to the acquisition of Simpler on April 11, 2014, the separate financial statements and the condensed consolidating and combining financial information about the comprehensive income (loss), financial position and cash flows of the Parent, the Issuer, the Guarantors, and the non-Guarantors, and eliminations were not presented due to the following:

•	Truven (the Issuer) is 100% owned by Truven Holding Corp. (the parent company guarantor).

•	The guarantee by Truven Holding Corp. is full and unconditional and there were no subsidiary guarantors.

•	Truven Holding Corp. has no independent assets or operations.

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

After the acquisition of Simpler, certain acquired 100% owned subsidiaries became guarantors of the obligations of Truven under the Senior Credit Facility and the Notes. In accordance with Section 3-10 of Regulation S-X of the Securities Act, the following condensed consolidating financial statements are provided prospectively to present the statement of comprehensive income (loss), financial position and cash flows of:

(1) Truven Holding Corp., the Parent;
(2) Truven Health Analytics, Inc., the Subsidiary Issuer;
(3) Simpler North America LLC and Simpler Consulting LLC, the other Guarantor subsidiaries;
(4) All international Non-Guarantor subsidiaries; and
(5) eliminations to arrive at the information for Truven Holding Corp. on a consolidated basis.

Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
As of September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$16,107	$5,157	$1,220	$—	$22,484
Trade and other receivables, net of allowances	—	83,819	5,407	1,012	—	90,238
Prepaid expenses and other current assets	—	29,739	299	723	(94)	30,667
Intercompany receivable	—	16,788	3,147	16,099	(36,034)	—
Total current assets	—	146,453	14,010	19,054	(36,128)	143,389
Investment in subsidiaries	49,180	80,716	164	—	(130,060)	—
Computer hardware and other property, net	—	34,482	103	871	—	35,456
Developed technology and content, net	—	133,654	—	—	—	133,654
Goodwill	—	457,677	28,240	—	—	485,917
Other identifiable intangible assets, net	—	336,169	40,902	—	—	377,071
Other noncurrent assets	—	14,221	—	207	—	14,428
Deferred tax asset	—	5,751	683	—	(200)	6,234
Total assets	$49,180	$1,209,123	$84,102	$20,132	$(166,388)	$1,196,149
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$59,354	$3,631	$1,585	$—	$64,570
Deferred revenue	—	111,719	177	71	—	111,967
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	656	—	—	—	656
Deferred tax liability	—	7,483	—	—	—	7,483
Current taxes payable	—	332	52	—	(94)	290
Intercompany payable	—	18,396	241	17,397	(36,034)	—
Total current liabilities	—	204,300	4,101	19,053	(36,128)	191,326
Deferred revenue	—	4,652	—	—	—	4,652
Capital lease obligation - noncurrent	—	1,544	—	—	—	1,544
Long-term debt	—	945,907	—	—	—	945,907
Deferred tax liabilities	—	—	—	200	(200)	—
Other noncurrent liabilities	—	3,540	—	—	—	3,540
Total liabilities	—	1,159,943	4,101	19,253	(36,328)	1,146,969
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,234	483,234	81,258	135	(564,627)	483,234
Accumulated deficit	(433,778)	(433,778)	(1,257)	1,020	434,015	(433,778)
Foreign currency translation adjustment	(276)	(276)	—	(276)	552	(276)
Total	49,180	49,180	80,001	879	(130,060)	49,180
Total liabilities and net equity	$49,180	$1,209,123	$84,102	$20,132	$(166,388)	$1,196,149

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$127,017	$11,228	$2,295	$(353)	$140,187
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(68,555)	(5,084)	(1,803)	353	(75,089)
Selling and marketing, excluding depreciation and amortization	—	(11,855)	(326)	(906)	—	(13,087)
General and administrative, excluding depreciation and amortization	—	(10,770)	(2,945)	(683)	—	(14,398)
Depreciation	—	(4,733)	(16)	(182)	—	(4,931)
Amortization of developed technology and content	—	(9,820)	—	—	—	(9,820)
Amortization of other identifiable intangible assets	—	(8,615)	(3,345)	—	—	(11,960)
Other operating expenses	—	(5,778)	(48)	—	—	(5,826)
Total operating costs and expenses	—	(120,126)	(11,764)	(3,574)	353	(135,111)
Operating loss (income)	—	6,891	(536)	(1,279)	—	5,076
Net interest expense	—	(17,662)	—	(1)	—	(17,663)
Other finance costs	—	(116)	—	35	—	(81)
Equity in net income (loss) of subsidiaries	(6,620)	(1,641)	18	—	8,243	—
Income (loss) before income taxes	(6,620)	(12,528)	(518)	(1,245)	8,243	(12,668)
Benefit from (provision for) income taxes	—	5,908	90	50	—	6,048
Net income (loss)	$(6,620)	$(6,620)	$(428)	$(1,195)	$8,243	$(6,620)

Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	(26)	(7)	(20)	53	(26)
Total comprehensive income (loss)	$(6,646)	$(6,646)	$(435)	$(1,215)	$8,296	$(6,646)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$370,022	$20,627	$10,649	$(6,424)	$394,874
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(212,325)	(9,234)	(5,963)	6,424	(221,098)
Selling and marketing, excluding depreciation and amortization	—	(39,143)	(739)	(2,741)	—	(42,623)
General and administrative, excluding depreciation and amortization	—	(32,220)	(5,468)	(1,407)	—	(39,095)
Depreciation	—	(17,052)	(28)	(368)	—	(17,448)
Amortization of developed technology and content	—	(28,689)	—	—	—	(28,689)
Amortization of other identifiable intangible assets	—	(25,845)	(6,998)	—	—	(32,843)
Other operating expenses	—	(17,123)	(78)	—	—	(17,201)
Total operating costs and expenses	—	(372,397)	(22,545)	(10,479)	6,424	(398,997)
Operating loss (income)	—	(2,375)	(1,918)	170	—	(4,123)
Net interest income (expense)	—	(51,355)	—	3	—	(51,352)
Other finance costs	—	(348)	—	(69)	—	(417)
Equity in net income (loss) of subsidiaries	(34,677)	(1,210)	30	—	35,857	—
Income (loss) before income taxes	(34,677)	(55,288)	(1,888)	104	35,857	(55,892)
Benefit from (provision for) income taxes	—	20,611	631	(27)	—	21,215
Net income (loss)	$(34,677)	$(34,677)	$(1,257)	$77	$35,857	$(34,677)

Other comprehensive income (loss):
Foreign currency translation adjustments	(111)	(111)	—	(111)	222	(111)
Total comprehensive income (loss)	$(34,788)	$(34,788)	$(1,257)	$(34)	$36,079	$(34,788)

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(34,677)	$(34,677)	$(1,257)	$77	$35,857	$(34,677)
Non-cash adjustments	34,677	61,859	6,313	458	(35,857)	67,450
Changes in operating assets and liabilities	—	2,371	2,824	94	—	5,289
Net cash provided by operating activities	—	29,553	7,880	629	—	38,062
Investing activities
Acquisitions, net of cash acquired	—	(77,400)	—	—	—	(77,400)
Capital expenditures	—	(24,222)	—	(190)	—	(24,412)
Net cash used in investing activities	—	(101,622)	—	(190)	—	(101,812)
Financing activities
Proceeds from revolving credit facility	—	15,000	—	—	—	15,000
Principal repayment of senior term loan	—	(4,517)	—	—	—	(4,517)
Repayment of revolving credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from senior term loan related to refinancing	—	100,000	—	—	—	100,000
Intercompany transaction	—	2,513	(2,723)	210	—	—
Payment of debt issuance costs	—	(2,895)	—	—	—	(2,895)
Payment of capital lease obligation	—	(1,498)	—	—	—	(1,498)
Net cash (used in) provided by financing activities	—	78,603	(2,723)	210	—	76,090
Effect of exchange rate changes in cash and cash equivalents	—	—	—	(111)	—	(111)
Increase in cash and cash equivalents	—	6,534	5,157	538	—	12,229
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$16,107	$5,157	$1,220	$—	$22,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and nine months ended September 30, 2014 and September 30, 2013. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of September 30, 2014, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended September 30, 2014 represent the consolidated financial statements of Truven Holding and its subsidiaries.

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
The operating segments have been aligned to the Commercial and Government division structures that are each headed by separate segment managers with corresponding changes in its internal management structure and information provided to the CODM. The Commercial segment includes the former Payer’s Employer/HealthPlan and Pharma channels, the former Hospitals and Clinicians segments, and Simpler's Lean enterprise transformation consulting services business. The Government segment is mainly comprised of the former Payer’s Federal and State Government channels. The change in the structure of the Company's internal organization causes the composition of our reportable segments to be adjusted retrospectively.
The Company's operating segments, which primarily operate in the United States, are as follows:

Commercial

The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.
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
Acquisition of Simpler

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into a Purchase Agreement with Simpler. Pursuant to the Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler in exchange for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $2.7 million. The Company financed the acquisition and related costs and expenses through the $100.0 million increase in the Tranche B Term Loans. The acquisition was consummated concurrently with the execution of the Purchase Agreement. The Company and its affiliates did not assume any indebtedness of Simpler in connection with the Simpler Transaction.
In accordance with the acquisition method of accounting, following the date of the acquisition, we, with the assistance of a third-party valuation firm, have estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed at the date of the acquisition. These fair values are preliminary and were reflected on our balance sheet on the date of the acquisition. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. Our results of operations, financial position and cash flows are impacted by the effects of the acquisition, which were financed primarily through borrowings, including transaction-related costs, debt commitment fees and recurring interest costs.

Deferred Revenue: Fair Value Adjustments
Our revenues are derived from the sale of subscription data and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Acquisition, we determined, with the assistance of a third-party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue in the three and nine months ended September 30, 2014 and September 30, 2013 by $0.7 million, $2.1 million, $1.0 million and $7.9 million respectively. The write-off will have a future aggregate negative impact of $4.5 million in future periods with the majority expected to be reflected over the next 15 months.

Results of Operations

The following section provides a comparative discussion of our Results of Operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended September 30, 2014 and 2013:

(Dollars in thousands)	Three months ended September 30, 2014	% of revenue	Three months ended September 30, 2013	% of revenue	Change	% change

Revenues, net	$140,187	100%	$123,594	100%	$16,593	13%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(75,089)	(54)%	(64,293)	(52)%	(10,796)	17%
Selling and marketing, excluding depreciation and amortization(b)	(13,087)	(9)%	(12,899)	(10)%	(188)	1%
General and administrative, excluding depreciation and amortization(c)	(14,398)	(10)%	(12,387)	(10)%	(2,011)	16%
Depreciation	(4,931)	(4)%	(5,422)	(4)%	491	(9)%
Amortization of developed technology and content	(9,820)	(7)%	(8,228)	(7)%	(1,592)	19%
Amortization of other identifiable intangible assets(d)	(11,960)	(9)%	(8,615)	(7)%	(3,345)	39%
Other operating expenses(e)	(5,826)	(4)%	(8,278)	(7)%	2,452	(30)%
Total operating costs and expenses	(135,111)	(96)%	(120,122)	(97)%	(14,989)	12%
Operating income	5,076	4%	3,472	3%	1,604	46%
Net interest expense (f)	(17,663)	(13)%	(16,661)	(13)%	(1,002)	6%
Other finance costs	(81)	—%	(19)	—%	(62)	326%
Loss before income taxes	(12,668)	(9)%	(13,208)	(11)%	540	(4)%
Benefit from income taxes	6,048	4%	4,865	4%	1,183	24%
Net loss	$(6,620)	(5)%	$(8,343)	(7)%	$1,723	(21)%

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

(e)
In 2014, other operating expenses included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process improvement and documentation, costs associated with data migration and losses on discontinued projects, severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure, asset write-offs, and the Sponsor fee for Veritas Capital. In 2013, other operating expenses represent costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. These costs also include severance and retention bonuses relating to the Acquisition and the Sponsor fee for Veritas Capital. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of three months ended September 30, 2014 and 2013
Revenues, net
Our net revenues were $140.2 million for the three months ended September 30, 2014 as compared to $123.6 million for the three months ended September 30, 2013, an increase of $16.6 million or 13%. This increase was primarily due to the $17.2 million increase in revenue from our Commercial segment mainly due to the acquisition of Simpler, a Lean enterprise transformation consulting services business has been integrated in our Commercial segment, which contributed $12.9 million of revenue during the quarter. These were offset by a $0.6 million decrease in revenue from our Government segment due to lower revenue and implementation services due to timing of government projects. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $75.1 million for the three months ended September 30, 2014 as compared to $64.3 million for the three months ended September 30, 2013, an increase of $10.8 million, or 17%. This increase was primarily due to $6.5 million of incremental costs of revenues from Simpler's operations. In addition, salaries and wages increased due to the growth in head count and higher project costs for federal and state agencies.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $13.1 million for the three months ended September 30, 2014 as compared to $12.9 million for the three months ended September 30, 2013, an increase of $0.2 million or 1%, which is mainly due to selling and marketing expenses attributable to Simpler's operations.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $14.4 million for the three months ended September 30, 2014 as compared to $12.4 million for the three months ended September 30, 2013, an increase of $2.0 million, or 16%. The increase was primarily due to $3.1 million of additional general and administration expenses attributable to Simpler's operations, partially offset by lower costs due to certain cost cutting measures.
Depreciation and amortization
Our depreciation and amortization expense was $26.7 million for the three months ended September 30, 2014 as compared to $22.3 million for the three months ended September 30, 2013, an increase of $4.4 million or 20%. This increase was primarily due to the overall impact of developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013 and the additional amortization of intangible assets from the acquisition of Simpler. Incremental depreciation and amortization from the acquisition of Simpler amounted to $3.4 million.
Other operating expenses
Our other operating expense was $5.8 million for the three months ended September 30, 2014 as compared to $8.3 million for the three months ended September 30, 2013, a decrease of $2.5 million or 30%. The decrease was mainly due to the $3.4 million decrease in acquisition related and nonrecurring expenses, due to the completion of separating our IT infrastructure from Predecessor Parent initiated in 2013, partially offset by a $1.0 million increase in severance expenses for positions that were eliminated as part of the change in our operating segment structure.
Operating income
Our operating income was $5.1 million for the three months ended September 30, 2014 as compared to an operating income of $3.5 million for the three months ended September 30, 2013, an increase in operating income of $1.6 million, or 46%, from 2013. The increase in operating income was primarily due to a $16.6 million increase in revenue while total operating expenses increased by $15.0 million, as discussed above.

Net interest expense
Our net interest expense was $17.7 million for the three months ended September 30, 2014, as compared to $16.7 million for the three months ended September 30, 2013, an increase of $1.0 million, or 6%. The increase was primarily due to a $100 million increase in the term loan related to the acquisition of Simpler.

Benefit from income taxes

Our income tax benefit was $6.0 million for the three months ended September 30, 2014 as compared to a benefit of $4.9 million for the three months ended September 30, 2013, an increase of $1.2 million or 24%. Income tax benefit for the three months ended September 30, 2014 and three months ended September 30, 2013, at an effective tax rate of 47.7% and 36.8%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the three months ended September 30, 2014 and September 30, 2013, under the new reportable segment structure:

(Dollars in thousands)	Three months ended September 30, 2014	% of revenue	Three months ended September 30, 2013	% of revenue	Change	% change

Commercial
Revenues	$115,095	100%	$97,903	100%	$17,192	18%
Segment operating income	41,967	36%	34,328	35%	7,639	22%
Government
Revenues	25,092	100%	25,691	100%	(599)	(2)%
Segment operating income	1,984	8%	5,072	20%	(3,088)	(61)%

Commercial segment

Revenues
Our Commercial revenue was $115.1 million for the three months ended September 30, 2014 as compared to $97.9 million for the three months ended September 30, 2013, an increase of $17.2 million or18%. The increase was primarily due to the $12.9 million of revenue from Simpler's operations. Additionally, revenue increased by $4.3 million due to new sales and incremental fees from subscriptions primarily from MarketScan solutions.

Operating income
Our Commercial operating income was $42.0 million for the three months ended September 30, 2014 as compared to $34.3 million for the three months ended September 30, 2013, an increase of $7.6 million or 22% . This was primarily due to the $2.9 million of incremental operating income from Simpler's operations, as well as increase in revenue, offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013.

Government segment

Revenues
Our Government revenue was $25.1 million for the three months ended September 30, 2014 as compared to $25.7 million for the three months ended September 30, 2013, a decrease of $0.6 million or 2%. This was primarily due to lower implementation revenue on enterprise data warehouse projects and migration and timing of other government projects.

Operating income
Our Government operating income was $2.0 million for the three months ended September 30, 2014 as compared to $5.1 million for the three months ended September 30, 2013. The decrease mostly relates to the decline in revenue as discussed above, and higher costs mainly due to the Company's initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities.

The following table summarizes our unaudited interim condensed consolidated results of operations for the nine months ended September 30, 2014 and September 30, 2013:

(Dollars in thousands)	Nine months ended September 30, 2014	% of revenue	Nine months ended September 30, 2013	% of revenue	Change	% change

Revenues, net	$394,874	100%	$363,481	100%	$31,393	9%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(a)	(221,098)	(56)%	(200,983)	(55)%	(20,115)	10%
Selling and marketing, excluding depreciation and amortization(b)	(42,623)	(11)%	(42,111)	(12)%	(512)	1%
General and administrative, excluding depreciation and amortization(c)	(39,095)	(10)%	(31,326)	(9)%	(7,769)	25%
Depreciation	(17,448)	(4)%	(14,411)	(4)%	(3,037)	21%
Amortization of developed technology and content	(28,689)	(7)%	(23,672)	(7)%	(5,017)	21%
Amortization of other identifiable intangible assets(d)	(32,843)	(8)%	(25,845)	(7)%	(6,998)	27%
Other operating expenses(e)	(17,201)	(4)%	(28,778)	(8)%	11,577	(40)%
Total operating costs and expenses	(398,997)	(101)%	(367,126)	(101)%	(31,871)	9%
Operating loss	(4,123)	(1)%	(3,645)	(1)%	(478)	13%
Net interest expense (f)	(51,352)	(13)%	(54,753)	(15)%	3,401	(6)%
Other finance costs	(417)	—%	(472)	—%	55	(12)%
Loss before income taxes	(55,892)	(14)%	(58,870)	(16)%	2,978	(5)%
Benefit from income taxes	21,215	5%	21,902	6%	(687)	(3)%
Net loss	$(34,677)	(9)%	$(36,968)	(10)%	$2,291	(6)%

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

(e)
In 2014, other operating expenses included legal costs related to the acquisition of Simpler in April 2014, other professional fees incurred related to business process improvement and documentation, costs associated with data migration and losses on discontinued projects, severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure, asset write-offs, and the Sponsor fee for Veritas Capital. In 2013, other operating expenses represent costs incurred to transition the Company to a standalone business. These costs include nonrecurring expenses associated with data center migration, separating the infrastructure from Predecessor Parent, and the related consulting and professional fees. These costs also include severance and retention bonuses relating to the Acquisition and the Sponsor fee for Veritas Capital. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(f)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of nine months ended September 30, 2014 and 2013
Revenues, net
Our net revenues were $394.9 million for the nine months ended September 30, 2014 as compared to $363.5 million for the nine months ended September 30, 2013, an increase of $31.4 million or 9%. This increase was primarily due to the $35.9 million increase in revenue from our commercial segment, which includes $23.5 million of revenue from Simpler's Operations from April 12, 2014 to September 30, 2014, impact of the $2.1 million deferred revenue adjustment in 2014 compared to the $7.9 million deferred revenue adjustment in 2013 in connection with the Acquisition, and incremental fees from subscriptions primarily from MarketScan solutions. These were offset by a $4.5 million decrease in revenue from our Government segment due to lower revenue and implementation services due to timing of government projects. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $221.1 million for the nine months ended September 30, 2014 as compared to $201.0 million for the nine months ended September 30, 2013, an increase of $20.1 million, or 10%. This increase was primarily due to $11.9 million of incremental costs of revenues from Simpler's operations. We also had an increase in salaries and wages due to the increase in head count and higher maintenance costs of developed technology and content, and higher costs on projects on federal and state agencies.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $42.6 million for the nine months ended September 30, 2014 as compared to $42.1 million for the nine months ended September 30, 2013, an increase of $0.5 million, or 1%, which is mainly due to selling and marketing expenses attributable to Simpler's operations.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $39.1 million for the nine months ended September 30, 2014 as compared to $31.3 million for the nine months ended September 30, 2013, an increase of $7.8 million, or 25%. The increase was primarily due to $5.7 million of additional general and and administrative expenses attributable to Simpler's operations. In addition, salaries and wages expense and consulting fees increased to build the accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
Depreciation and amortization
Our depreciation and amortization expense was $79.0 million for the nine months ended September 30, 2014 as compared to $63.9 million for the nine months ended September 30, 2013, an increase of $15.1 million or 24%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013 and the additional amortization of Intangible assets from the acquisition of Simpler. Incremental depreciation and amortization from the acquisition of Simpler amounted to $7.0 million.

Other operating expenses
Our other operating expense was $17.2 million for the nine months ended September 30, 2014 as compared to $28.8 million for the nine months ended September 30, 2013, a decrease of $11.6 million or 40%. The decrease was mainly due to the $15.4 million decrease in acquisition related and nonrecurring expenses due to the completion of separating our IT infrastructure from Predecessor Parent initiated in 2013 and due to the $1.4 million of retention bonus recorded in 2013 entered into by the Predecessor Parent with key TRHI employees in conjunction with the disposal of the business.
Operating loss
Our operating loss was $4.1 million for the nine months ended September 30, 2014 as compared to $3.6 million for the nine months ended September 30, 2013, an increase of $0.5 million from 2013. The increase in operating loss was primarily due to a $31.4 million increase in revenue while total operating expenses increased by $31.9 million as discussed above.
Net interest expense
Our net interest expense was $51.4 million for the nine months ended September 30, 2014, as compared to $54.8 million for the nine months ended September 30, 2013, a decrease of $3.4 million, or 6%. The decrease was primarily due to a $3.3 million loss on early extinguishment of debt as a result of refinancing the Term Loan Facility in April 2013 that effectively reduced the interest rate by 1.25% on the Term Loan Facility, offset by an increase in interest expense due to the increase of $100 million in the term loan related to the acquisition of Simpler in April 2014.

Benefit from income taxes

Our income tax benefit was $21.2 million for the nine months ended September 30, 2014 as compared to a benefit of $21.9 million for the nine months ended September 30, 2013, a decrease of $0.7 million or 3%. Income tax benefit for the nine months ended September 30, 2014 and nine months ended September 30, 2013, at an effective tax rate of 38.0% and 37.2%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by nondeductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the nine months ended September 30, 2014 and September 30, 2013, under the new reportable segment structure:

(Dollars in thousands)	Nine months ended September 30, 2014	% of revenue	Nine months ended September 30, 2013	% of revenue	Change	% change

Commercial
Revenues	$324,946	100%	$289,062	100%	$35,884	12%
Segment operating income	110,137	34%	97,804	34%	12,333	13%
Government
Revenues	69,928	100%	74,419	100%	(4,491)	(6)%
Segment operating income	1,334	2%	8,835	12%	(7,501)	(85)%

Commercial segment

Revenues
Our Commercial revenue was $324.9 million for the nine months ended September 30, 2014 as compared to $289.1 million for the nine months ended September 30, 2013, an increase of $35.9 million or 12%. The increase was primarily due to the $23.5 million of revenue from Simpler's operations from April 12, 2014 to September 30, 2014 and due to the impact from the $0.8 million deferred revenue adjustment in 2014 compared to the $6.7 million deferred revenue adjustment in 2013 in connection with the Acquisition. The remaining increase in revenue was due to new sales, incremental fees from subscriptions mainly from MarketScan solutions, partially offset by a decline in revenue from planning and marketing services.

Operating income
Our Commercial operating income was $110.1 million for the nine months ended September 30, 2014 as compared to $97.8 million for the nine months ended September 30, 2013, an increase of $12.3 million or 13%. This was partially due to the $5.1 million of incremental operating income from Simpler's operations. The remaining increase in operating income was mainly due to an increase in revenue and a decrease in the deferred revenue adjustment in connection with the Acquisition as discussed above, partially offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013.

Government segment

Revenues
Our Government revenue was $69.9 million for the nine months ended September 30, 2014 as compared to $74.4 million for the nine months ended September 30, 2013, a decrease of $4.5 million or 6%. This was primarily due to lower implementation revenue on enterprise data warehouse projects and migration and timing of other government projects.

Operating income
Our Government operating income was $1.3 million for the nine months ended September 30, 2014 as compared to operating income of $8.8 million for the nine months ended September 30, 2013, a decrease in operating income of $7.5 million or 85% . The decrease was due to a $4.5 million decrease in revenue as discussed above, and higher costs mainly due to the Company's initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and September 30, 2013 presented:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net loss	$(6,620)	$(8,343)	$(34,677)	$(36,968)
Benefit from income tax	(6,048)	(4,865)	(21,215)	(21,902)
Net interest expense	17,663	16,661	51,352	54,753
Depreciation	4,931	5,422	17,448	14,411
Amortization of developed technology and content	9,820	8,228	28,689	23,672
Amortization of other identifiable intangible assets	11,960	8,615	32,843	25,845
EBITDA	31,706	25,718	74,440	59,811
Acquisition related and other nonrecurring charges(1)	5,201	7,637	10,628	26,830
Non-cash stock compensation expense	316	370	955	1,137
Deferred revenue adjustments(2)	726	1,007	2,143	7,907
Asset write-off (3)	—	—	4,706	—
Other(4)	625	660	1,867	2,420
Adjusted EBITDA	$38,574	$35,392	$94,739	$98,105

(1)
Acquisition related and other nonrecurring charges in 2014 included legal costs and other professional fees related to the acquisition of Simpler in April 2014, various professional fees incurred related to business process documentation and improvements and severance costs for certain positions that were eliminated as part of the change in the Company's operating segment structure initiated in the second quarter of 2014. Acquisition related and other nonrecurring charges in 2013 included retention incentives to key employees related to the Acquisition and nonrecurring costs as we transitioned to a standalone company. See Note 7 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Acquisition.

(3)	Represents write-off of advanced revenue share with a supplier. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(4)	Represents Sponsor advisory fees and non-cash vacation accrual true up charges in connection with the Acquisition in 2013.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Nine months ended September 30,
	2014	2013

Net cash provided by operating activities	$38,062	$1,151
Net cash used in investing activities	(101,812)	(34,853)
Net cash provided by financing activities	76,090	17,685
Operating activities
Cash provided by operating activities for the nine months ended September 30, 2014 was $38.1 million as compared to $1.2 million for the nine months ended September 30, 2013, an increase of $36.9 million. The increase was mainly due to $31.6 million in higher payments to various suppliers in 2013 mainly due to timing of cash payments related to disentanglement costs in 2013, a $5.4 million increase in cash receipts from customers due to improved efforts in collection and a $0.1 million decrease in interest payments due to a lower interest rate as a result of the April 2013 Refinancing.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2014 was $101.8 million, as compared to $34.9 million for the nine months ended September 30, 2013. The increase was mainly due to the acquisition of Simpler on April 11, 2014 for a net cash paid of $77.4 million, offset by lower capital expenditures on computer hardware as a result of the completion of the data center in late 2013 and the timing of cash payments of capital expenditures.

Financing activities
Cash provided by financing activities for the nine months ended September 30, 2014 was $76.1 million. This amount consisted of $100.0 million of incremental loan to finance the Simpler Transaction, offset by $15.0 million net repayment of Revolving Credit Facility, $2.9 million debt issuance costs, $4.5 million principal repayment of the Senior Term Loan Facility and $1.5 million principal payment of capital lease obligation.
Cash provided by financing activities for the nine months ended September 30, 2013 was $17.7 million. This amount consisted of a $15.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.0 million of additional capital contribution from Holdings LLC, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $4.0 million of principal repayment of senior term loan, $5.8 million of premium payment to lenders for the April 2013 refinancing and $0.8 million principal payment of capital lease obligation.
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

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for at least the next year. We expect to spend approximately $13 million on capital expenditures for the remainder of 2014 (excluding acquisitions and related costs); however, actual capital expenditures may differ. As of September 30, 2014, the available credit under the Revolving Credit Facility was $27.5 million, after giving effect to $15.0 million of Revolving Credit Facility for working capital requirements and letter of credit in the amount of $7.5 million as surety on government contracts.

Indebtedness

As of September 30, 2014, the aggregate principal amount of our outstanding indebtedness was $968.6 million, consisting of $626.5 million under the Term Loan Facility and $327.2 million of Notes.
A discussion of our outstanding indebtedness as of September 30, 2014 is below:
Senior Credit Facility
The Senior Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of a $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of September 30, 2014, the Company had an available line of credit under the Revolving Credit Facility of $27.5 million, after giving effect to $15.0 million of Revolving Credit Facility for working capital requirements and letter of credit in the amount of $7.5 million as surety on government contracts.
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

In addition, the Senior Credit Facility requires Truven, beginning with the fiscal quarter ended June 30, 2012, to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. We are in compliance with all of these credit facility covenants as of September 30, 2014.

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
The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting Truven Holding's business and operations. Following the acquisition of Simpler on April 12, 2014, the wholly owned domestic subsidiaries we acquired became guarantors of the Senior Credit Facility and, as a result, were required to become guarantors of the Notes.  However, the supplemental indenture to the Indenture to include these subsidiaries as guarantors was only executed on November 3, 2014. Following the execution of the third supplemental indenture on November 3, 2014, we are in compliance with all of the covenants under the Indenture.
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

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of September 30, 2014:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$327,150	$—	$—	$—	$327,150
Other long-term obligations(2)	641,470	6,360	12,720	622,390	—
Interest on indebtedness(3)	341,846	63,763	126,566	116,757	34,760
Operating lease obligations(4)	42,481	10,708	16,551	8,673	6,549
Capital lease obligations(5)	2,466	759	1,518	189	—
Total contractual obligation	$1,355,413	$81,590	$157,355	$748,009	$368,459

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of September 2014. The one month LIBOR rate on the Senior Credit Facility during the month of September 2014 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Exchange Notes was 10.625%.

(4)	Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the three months ended March 31, 2014, $4.7 million of the prepaid balance had been written off as it was determined that the estimated revenue share of the supplier will not be met by the grace period. As of September 30, 2014, there are no prepaid revenue share balances on the Company's balance sheet.

As of September 30, 2014, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

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

We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2014, we have $641.5 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of September 30, 2014 was 0.15%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014 because of the material weaknesses discussed below.

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
Management is committed to finalizing remediation plans and implementing the necessary enhancements to remediate the material weaknesses over the course of the next three months. The material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

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

Part II - OTHER INFORMATION

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2014 and September 30, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2014

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

Date: November 3, 2014

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and September 30, 2013, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and September 30, 2013, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2014 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.