Form 10-K
period 2014-12-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2015-03-13
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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
Registrant’s telephone number, including area code: (734) 913-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☑     No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☐
The registrants are voluntary filers and have filed all reports that would have been required to have been filed by the registrants during the preceding 12 months had they been subject to such filing requirements
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated Filer ☐         Non-accelerated filer ☑     smaller reporting company ☐
    (do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of Truven Holding Corporation and Truven Health Analytics Inc. common stock held by non-affiliates were each $0 as of December 31, 2014.
As of December 31, 2014, there was one outstanding share of each of the registrants.

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

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term “Holdings LLC” refers to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “Company”, "we", "us", and "our" refer to Truven Holding Corp. and Truven Health Analytics Inc., together with their subsidiaries;

•	the terms “Truven Holding” and "Parent" refer~~s~~ to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC and that is the direct parent of Truven;

•
the term “TRHI” refers to Thomson Reuters (Healthcare) Inc., a Delaware corporation, which, upon consummation of the Merger, became a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changed its name to Truven Health Analytics Inc.;

•
the terms “Thomson Reuters Healthcare” and “Predecessor” refer to TRHI, together with certain other assets and liabilities of the Thomson Reuters Healthcare business prior to and including the date of the closing of the Prior Acquisition on June 6, 2012;

•
the term “Wolverine” refers to Wolverine Healthcare Analytics, Inc., a Delaware corporation and an affiliate of The Veritas Capital Fund IV, L.P., a private equity fund managed by Veritas Capital, which was formed on May 16, 2012 as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and, upon consummation of the Prior Acquisition, merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the terms “Truven” and the “Issuer” refer to Truven Health Analytics Inc., a Delaware corporation and a direct wholly-owned subsidiary of Truven Holding, and its subsidiaries;

•
the term “Prior Acquisition” refers to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with the Stock Seller and Thomson Reuters Global Resources and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

•
the term “Merger” refers to the merger upon the closing of the Prior Acquisition, whereby Wolverine (which was formed solely for the purpose of completing the Prior Acquisition) merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.;

•	the term “Stock Seller” refers to Thomson Reuters U.S. Inc.;

•	the terms “Sponsor” and “Veritas Capital” refers to Veritas Capital Fund Management, L.L.C.;

•	the terms “Thomson Reuters” and the “Predecessor Parent” refers to Thomson Reuters Corporation;

•
the term “Stock and Asset Purchase Agreement” refers to the Stock and Asset Purchase Agreement among VCPH Holding Corp., the Stock Seller and Thomson Reuters Global Resources, dated as of April 23, 2012, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012;

•	the term “Predecessor Period” refers to all periods prior to and including the date of the closing of the Prior Acquisition on June 6, 2012;

•	the term “Successor” refers to Truven Holding, on a consolidated basis with its subsidiaries;

•
the term “Successor Period” refers to all periods from inception of Truven Holding (April 20, 2012 to - December 31, 2012), which includes all periods after the closing of the Prior Acquisition on June 6, 2012.

•	the term "Notes" refers to refers to the 10.625% Senior Notes;

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility from syndicate of banks and other financial institutions;

•
the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012, and which were exchanged for the Exchange Notes (as defined below);

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the Securities Act 1933;

•	the term "Additional Notes" refers to the 10.625% Senior Notes, [Series A], issued in connection with the JWA Transaction and the HBE Transaction;

•	the term "Simpler" refers to Simpler Consulting, LLC. and certain of its affiliated entities and persons, which was acquired by certain wholly-owned subsidiaries of the Company on April 11, 2014;

ii

•
the term "Simpler Transaction" refers to the transactions under the Purchase Agreement dated April 11, 2014, whereby Truven acquired all of the outstanding equity of Simpler in exchange for a purchase price of $81.1 million, including a preliminary working capital adjustment of $1.1 million, and the issuance by Holdings LLC, the direct parent of the Company, of $3.7 million of equity interests to Simpler;

•	the term "JWA" refers to Joan Wellman and Associates, Inc. which was acquired by the Company on October 31, 2014;

•
the term "JWA Transaction" refers to transactions under the Purchase Agreement dated October 31, 2014, whereby Truven indirectly acquired all of the outstanding equity of JWA in exchange for a cash purchase price of $15.3 million, including a $1.2 working capital adjustment and $0.1 million holdback payment;

•	the term "HBE" refers to HBE Solutions, LLC which was acquired by certain wholly-owned subsidiaries of the Company on November 12, 2014; and

•
the term "HBE Transaction" refers to the November 12, 2014 transactions under the Purchase Agreement dated November 5, 2014, whereby Truven indirectly acquired all of the outstanding equity of HBE in exchange for a cash purchase price of $17.6 million, including a negative working capital adjustment of $2.4 million.

iii

PART I

ITEM 1 - BUSINESS

Overview

We are a leading analytics company focused on improving quality and decreasing costs across the healthcare industry. Through the better use of analytics and data, we enable our clients to reduce costs, manage risk, improve operational performance, enhance patient outcomes and increase transparency. We combine our analytic expertise, information assets and technology services to offer our clients data insights and analytical solutions. Furthermore, we increase the value of our analytical solutions with performance improvement and analytic consulting expertise.
Our platform delivers a wide range of analytics solutions and services. These solutions and services leverage our extensive experience in the healthcare industry, are responsive to growing market needs and are often embedded in customer operations. Our analytics solutions include population heath and cost analysis, provider performance management, payment integrity, patient care and research solutions. Our services include analytic consulting, research and data management.
Positioned at the convergence of risk and care management, Truven is helping the industry transform into an integrated, sustainable healthcare system that is demanded by consumers, business and government. In 2014:
We informed decision‑making on the health benefits for one in three Americans;
Our solutions helped improve care quality and efficiency in more than 4,000 hospitals in the United States and more than 1,800 healthcare facilities internationally;
We provided analytics solutions impacting more than 50% of Medicaid beneficiaries;
We provided payment integrity solutions to 24 state Medicaid agencies to reduce fraud and abuse;
Our consumer cost transparency solution reached approximately 28 million consumers, providing critical information to make personal healthcare choices and reduce costs; and
Our data assets totaled 4.5 petabytes of data including approximately 30 billion claims records on over 214 million de‑identified patient lives.
We provide our analytic solutions and service offerings across the full spectrum of healthcare constituents, including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers. In 2014, our customer base included more than 60% of Fortune 100 companies; over 125 health plans, third‑party administrators (“TPAs”) and related organizations; federal government agencies, such as the Centers for Medicare & Medicaid Services (“CMS”), the Department of Veterans Affairs (“VA”), and the Department of Defense (“DOD”); 31 state Medicaid agencies; over 4,000 U.S. hospitals; and each of the top 25 global life sciences companies based on revenue. We believe our solutions are critical to our clients’ decision‑making as demonstrated by our long‑term customer relationships, multi‑year contracts and high customer retention. The average length of our relationship with our top 20 clients measured by 2014 revenue is approximately 13 years.
Through more than 40 years of operating history, we have developed one of the most sophisticated data integration and analytics technology platforms within the healthcare industry. Our platform combines healthcare utilization, performance, clinical quality and cost data with our proprietary analytic methodologies that transform the large, complex quantities of data into actionable insights. We developed our technology and data operations to aggregate and integrate disparate data streams, allowing us to build longitudinal views of patient health. Our platform integrates our client data with our analytics solutions, which helps our clients better understand performance trends, create better programs, engage consumers and improve patient outcomes and financial performance.

The healthcare industry is experiencing transformational change driven by intense cost pressures, a changing regulatory environment, new payment and delivery models and innovation in therapies and treatments. In this new healthcare paradigm, we enable our clients to analyze data more effectively, improve decision making, and deliver higher quality, more efficient healthcare. We believe that a powerful component of our value proposition is the breadth and depth of data and analytics we provide to help our clients address their fundamental questions in the changing healthcare environment.
Formerly the healthcare business of Thomson Reuters, we were acquired by Veritas Capital on June 6, 2012. In partnership with Veritas, management has made substantial investments in our business. Since the Prior Acquisition we have:
Completed our separation from Thomson Reuters and made an incremental investment of more than $30 million to establish our standalone data center operations and improve our technology infrastructure, enabling more flexible and efficient deployment of our solutions;
Reorganized our go‑to‑market strategy from operating in six channels to two focused segments, Government and Commercial, allowing us to focus on the unique needs of our customers in each of these two distinct markets and organize our internal resources to more effectively capture these opportunities;
Enhanced our market positioning to emphasize our analytic power, our global perspective across healthcare and our ability to combine our solutions and services for data‑driven transformation;
Completed the acquisition of Simpler on April 11, 2014, adding complementary provider "Lean" consulting services to our leading analytics capabilities and deepening our relationships with senior leadership across healthcare systems;
Completed the acquisition of JWA, which provides "Lean" healthcare consulting services on October 31, 2014;
Completed the acquisition of HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, on November 12, 2014; and
Improved our offshore capabilities, nearly doubling the number of direct employees in our Indian subsidiary to over 200 since it was established following the Prior Acquisition.
We believe that these strategic initiatives have enhanced our competitive position and will enable us to address a broader set of customer opportunities.
Our business model provides substantial revenue visibility. The majority of our subscriptions have multi‑year terms and include services such as implementation, training, data integration and analytics consulting. The scope of a subscription often grows over time as modules, licenses and services are added to meet a client’s growing needs. An increasingly broad range of analytic consulting, research, data management and performance improvement services are also sold as projects, which are often multi‑year and can expand, extend and repeat over time.
Through more than 40 years of operating history, we have developed one of the most sophisticated analytics technology platforms within the healthcare industry, combining our data assets, analytic capabilities, proprietary methods and value‑added services. Our 4.5 petabytes of online data represents a collection of some of the most comprehensive data assets in the industry, such as one of the largest collections of commercially insured patient data, one of the largest databases of operational benchmarks and clinical performance data for hospitals and one of the most comprehensive databases of evidence‑based clinical decision support content. We employ proprietary and industry standard analytic methods including classifications, groupers, measures, projections, predictive models and other statistical and big data techniques. Our data assets, coupled with our proprietary methods, form the foundation of our analytics solutions. In addition to our analytics solutions, we provide services such as analytics consulting and research, strategic consulting and advisory services, and data warehousing and management. We believe the complementary nature of our analytics solutions and services offerings enhances our value proposition to our clients.

We believe that our platform would be difficult for others to replicate in breadth, depth and quality. Clients continuously contribute new information to our existing databases, allowing us to refresh and enrich our content, databases and analytics. Our technology and data operations aggregate and integrate disparate data streams, including financial, administrative and clinical information, allowing us to build more valuable longitudinal views of a patient’s health. We continuously integrate our client’s data with our analytics solutions, which enhances the value of our insights and leads to self‑ reinforcing customer relationships and increased client tenure. We believe the dynamic nature of our processes and customer relationships continues to enhance our competitive position in the markets we serve.
Our growth strategy
We believe we are well positioned for continued growth across the markets and customers we serve. Our strategy for achieving growth includes:
Expand our existing client relationships. We have built a large and loyal customer base as represented by the nearly 13 year average tenure of our top 20 clients. We believe the length of our key client relationships highlights the value we provide to our clients and creates a platform to expand and grow our client relationships over time. With many of our customers, a subscription that begins with the successful implementation of a core solution leads to profitable follow‑on sales of additional modules, consulting services, data management services and new solutions. We believe that there is a significant opportunity for growth through cross‑sales into our current customer base, since many of our clients are currently utilizing only a subset of our applicable solutions and services. Also of importance, our clients continually add data to our database, which in turn, makes our data assets even more valuable to existing and potential new customers. We believe this self‑ reinforcing aspect of our client relationships helps us to retain our clients and drive deeper penetration of our solutions across our customer base.
Enhance our customized services and solutions. We are implementing a strategy to deliver our capabilities to clients through tailored services that meet their evolving, complex needs. For example, in order to further leverage our significant experience in creating and managing healthcare databases that are embedded in our solutions, we are increasingly engaged in defining, implementing and operating custom data warehouses for several clients. We are also increasingly applying our analytic tools and methods directly to our client’s data as an analytic consulting service to enable client analysis and decision making through their proprietary systems and processes. We have expanded our ability to deliver tailored, client specific solutions, which we believe enhances our relevance to customers and expands our addressable market.
Increase the scope of our government services. To accelerate growth in federal and state markets, we have invested in additional capabilities, custom development, and staff and support resources. We have been able to build on our strong reputation and expand our business with CMS and with other agencies with which we have long‑standing relationships. We have also expanded our scope into additional state agencies and federal agencies, such as the DOD, National Institutes of Health, Centers for Disease Control and Prevention, Food and Drug Administration, and Social Security Administration. Our network of potential partners to contract with in the Government segment has also expanded which allows us to jointly bid on government business, prime more contracts directly, and leverage partner relationships and contract vehicles. For example, in 2014 we won several IDIQ (Indefinite Delivery/Indefinite Quantity) task orders and won the CMS Research Management Assessment Design and Analysis IDIQ (RMADA), naming us as one of 15 prime contractors able to bid on RMADA task orders with a $7 billion total spending ceiling.
Continuously expand product and data offerings. We further leverage our strong position across the segments we serve by continuously investing in features and functionality to improve solutions and services and enhance opportunities to expand into new markets. For example, we have recently introduced enhanced solution capabilities in physician performance, consumer engagement and interactive reporting, and have added access to oncology EMR data to support outcomes research services.

Grow through strategic acquisitions. We expect to continue to increase the value of our business through acquisitions that improve our strategic and market position. In 2014, we completed the acquisition of Simpler, adding "Lean" transformational performance improvement services capabilities that complement our analytics solutions and services, JWA, which provides "Lean" healthcare consulting services, and HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement and adoption. Our acquisition priorities include: increasing access to the value of analytics through integration, tools and services; expanding usage within customer organizations; enhancing our differentiated service capabilities that leverage our data and analytics in growing areas of need; and extending our core analytic capability with expanded data, content and analytics methods.
Expand globally through existing international infrastructure. We have developed a global platform for the sale and distribution of our solutions and services in more than 80 countries, primarily focused on our patient care offerings. Leveraging our distributor network, direct sales teams and international office locations, we seek to increase the sale of our analytic solutions and services that meet the needs of our international clients.
Our offerings
We market healthcare analytics solutions and services that address critical market needs. Our extensive data and content assets combined with our healthcare data integration and analytics capabilities are embedded across our offerings. Analytics solutions typically include implementation and product support services. Many of our analytics solutions are also bundled with related services such as data management and analytic consulting that are tailored to client demands. Our principal offerings are grouped into categories based on the customer needs that they address.

Analytics solutions

Category	Description	Key Products	Division(s)
Population health and cost analysis solutions
Solutions that help our clients integrate and analyze healthcare data on utilization, patient characteristics and costs for populations receiving healthcare services (e.g., a company’s employees and families, a state’s Medicaid enrollees, or an ACO’s members). Analytic methods are integrated with clinical and claims data and tools to enable care management, health benefits management, performance measurement, data exchange and integration, treatment cost transparency and personalized consumer engagement.
		Advantage Suite Consumer Advantage Unify	Commercial Government
Provider performance management solutions
Solutions that help care delivery organizations track, measure and improve performance across core functions, including operational, financial, marketing and planning, and clinical and quality domains.
		ActionOI CareDiscovery Market Expert	Commercial
Payment integrity and compliance solutions
Payment integrity solutions support government clients, for both Medicare and Medicaid data, as well as health plans and employers, to fight fraud, waste and abuse by way of powerful applications, advanced analytic methods, an extensive algorithm library and data mining capabilities.
		DataProbe J‑SURS	Commercial Government
Patient care solutions
Clinical and intelligent evidence solutions help providers combine real‑time patient data with reference information to provide point of care decision support. These solutions include the leading evidence‑based reference information for drug, disease, toxicology, patient education and neonatology. Our clinical solutions integrate with providers’ clinical systems, giving immediate access to the evidence‑based information needed, at the point of care.
		Micromedex Evidence 360 Care Insights Patient Connect	Commercial Government
Research solutions
Market analysis, claims management and research solutions provide a broad, up‑to‑date picture of treatment patterns and costs by tracking detailed information about important aspects of care for patients as they travel through the U.S. healthcare system.
		MarketScan Treatment Pathways	Commercial Government

Analytics services

Category	Description
Analytics consulting services
Through our analytic consulting services, we help our customers gain greater value from our solutions and apply our data and solutions to specific problems. Our analytic consultants deliver insights that help customers identify and implement the best course of action to achieve their objectives. Projects range in size and can address a specific issue, provide an in‑depth analysis of a more complex challenge, or monitor and evaluate results. In specialized areas, such as fraud detection and prevention, our analytics services are provided by a deeply experienced team that specializes in fraud analytics.

Strategic consulting and advisory services
Experts across our business deliver custom consulting services leveraging advanced analytics in areas such as cost containment, budgeting, new payment models, plan and provider profiling, program integrity and operational and quality improvement. As a result of the acquisition of Simpler and JWA, we provide multi‑year coaching and enablement services that use both clinical and non‑clinical applications of "Lean" principles to help our customers streamline processes and decrease waste. And, with the acquisition of Heartbeat Experts, we offer a comprehensive range of analytics, data management, stakeholder engagement, strategic consulting, and health economics and outcomes research services to life sciences companies.

Research services
Our research staff has deep, cross‑industry knowledge that they leverage to deliver projects that are designed to improve healthcare access, enhance quality and reduce costs. Our staff includes senior researchers with established expertise in a range of specialty areas, including outcomes research, provider quality and efficiency measurement, health and productivity research, research data development and behavioral health and quality research. Many of our researchers have PhD and other advanced degrees and are well‑known and highly regarded in their respective fields.

Data Management and Systems Integration
We partner with clients to support their initial and ongoing data management and data warehousing needs, freeing up their resources to focus on other opportunities and mission‑critical issues. We leverage our relationships with thousands of data suppliers, as well as the proven experience and in‑depth knowledge of our on‑staff experts, to meet the information management goals of our clients. We also provide program and implementation management services.

Our data suppliers
We maintain a diverse data supplier base in which the vast majority of our data comes from our clients. Many of our clients provide us with raw clinical, operational, financial and/or administrative claims data that we process to create our analytic databases. We return this enhanced data to clients through analytic solutions to help benchmark performance. The value of our data assets increases as an inherent function of the business, as each current client refreshes data and each new client contributes additional depth and breadth of data.
Our technology
We have designed our technology infrastructure to be secure, scalable and efficient. Our approach to technology architecture and design, platform development, infrastructure and operations, data management and data security and privacy addresses industry requirements and is flexible and adaptable to support our growth strategies. We deliver the majority of our analytics solutions (determined by revenue) through our HIPAA compliant, secure, private cloud. Our cloud leverages virtualization technologies enabling us to provide highly efficient and flexible client data processing and integration, capacity planning, resource and operations management, and maintenance. We deliver the remainder of our analytics solutions on dedicated infrastructure hosted in our data center or located at client sites. Our technology operations deliver secure computing, storage, network, database and data center capacity to meet and exceed contractual customer service levels and support customized infrastructure and data center solutions for large customer engagements.

Our clients
For over 40 years, we have provided high quality healthcare data and analytics solutions to our clients. Over that time, we have successfully built a leading position and have reached a scale that we believe is noteworthy in the industry, covering a significant portion of key constituents in the U.S. healthcare market. At the end of 2014 our clients included:
Over 60% of Fortune 100 companies and almost 30% of Fortune 500 companies;
Over 125 health plans;
Over 4,000 hospitals in the U.S. and more than 1,800 healthcare facilities internationally;
Medicaid agencies in 31 states covering over 50% of Medicaid beneficiaries;
A diverse set federal agencies, including CMS, Agency for Healthcare Research and Quality, and the VA; and
Each of the top 25 life sciences companies.
Our revenue is well distributed among a large, diversified and loyal customer base of blue‑chip customers. The average tenure of our top 20 clients is approximately 13 years.
Our segments
We currently operate and manage our business under two segments:
Commercial
The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.
Government
The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state Government channels (e.g. Centers for Medicare & Medicaid Services and state Medicaid agencies) and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.
Our competition
We compete with a diverse set of businesses, including large companies that compete in a variety of our markets, small companies that compete in some of our markets, and new entrants that compete with us in specific end markets or solution areas. Competition in healthcare analytics solutions and services is largely based on analytical capabilities and healthcare industry expertise, the size and quality of the underlying datasets and benchmarks, ease of use, reputation and customer service.
We are singularly focused on increasing the value of analytics solutions and services for our customers across the healthcare industry, unlike some of our largest competitors which are part of large health insurance companies or group purchasing organizations, or largely based in one particular end market. We believe that many of our customers value our independence and objectivity, and prefer to have access to more robust benchmarks based on data sourced across a diverse set of organizations. As the growth in healthcare spending and changes in government regulation draw increasing attention to healthcare analytics and data, new competitors, such as consultants, technology companies and start‑ ups, are participating in the sector.

Commercial competition
Across the Commercial Division, we compete against organizations with broad offerings such as The Advisory Board Company, Deloitte, Evidera, Healthagen (Aetna), IBM, IMS, McKesson, Optum (United Health Group), Premier, Reed Elsevier, Verisk and Wolters Kluwer as well as with smaller, more narrowly focused solution providers with emphasis on a specific type of solution such as Benefitfocus, Castlight, and RTI Health Solutions.
Government competition
Many of the industry players noted in the Commercial segment are also our competitors in the Government segment. Additionally, large and specialized system integrators compete for government contracts. Sometimes we bid against these companies, and sometimes they seek us out as a sub‑contractor or partner given our specialized and domain expertise. Certain companies with a large government focus such as Accenture, HMS Holdings, General Dynamics, Lockheed Martin and Northrop Grumman have established material positions in the industry.
Research and development
We have focused our product research and development ("R&D") on a number of interrelated areas to expand our analytics market position, address emerging industry needs, and provide additional flexibility and usability. Specific examples of recent and ongoing development include:
new predictive analytic methods to measure risk and apply results to real‑time decision making;
improving data management processes and increasing the integration into patient and provider workflows;
improving reporting, including a new interface and reporting engine;
new advanced search and user interface that enables users to better leverage and access evidence data, as well as mobile applications for point‑ of‑care; and
investments in the collection of additional data types related to certain health reform provisions.
R&D costs mainly related to labor costs and services bought and are expensed as incurred. The R&D costs expensed were $1.0 million for the year ended December 31, 2014, $1.7 million for the year ended December 31, 2013, $0.5 million for the period from April 20, 2012 (inception) to December 31, 2012, and $1.6 million for the Predecessor Period from January 1, 2012 to June 6, 2012.
Our employees
As of December 31, 2014, we had approximately 2,500 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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
While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, affects the businesses of our customers. PPACA’s complexity, lack of implementing regulations or interpretive guidance, former court challenges and political debate makes it difficult to predict the ways in which PPACA will impact us or the business of our customers.
In addition to PPACA, the healthcare industry is faced with other challenges. The Health Information Technology for Economic and Clinical Health Act ("HITECH") offers incentives for certain healthcare providers to adopt "meaningful use" health information technology and provides penalties in later years if they are unable to do so. The October 1, 2015 mandated adoption of a new medical classification system, also known as ICD‑10 is impacting both payers and providers. The healthcare industry is also required to comply with extensive and complex laws and regulations at the federal and state levels.
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
Requirements regarding the confidentiality, privacy and security of personal information
HIPAA Privacy Standards and Security Standards. HIPAA Privacy Standards and HIPAA Security Standards apply directly to us when we are functioning as a Business Associate of our Covered Entity customers. As a result, stricter limitations have been placed on certain types of uses and disclosures. The HIPAA Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. The HIPAA Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. See "Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies."
Data breaches. In recent years, there have been a number of well publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states, as well as the federal Government through HIPAA, have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents. See "Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies."

Other requirements. In addition to HIPAA, numerous other international, state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information.
False claims laws and other fraud, waste and abuse restrictions
We provide solutions to health plan sponsors and other customers that relate to the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. Further, providers may not contract with individuals or entities excluded from participation in any federal healthcare program. Like the federal Anti‑Kickback Statute, these provisions are very broad. See “Risk factors-Risks related to our business-Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.”
Some of these laws, including restrictions contained in amendments to the Social Security Act, commonly known as the federal civil monetary penalty laws ("CMPL"), require a lower burden of proof than other fraud, waste and abuse laws. Federal and state governments increasingly use the federal CMPL, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Many of these laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through "whistleblower" or qui tam actions. For example, the federal CMPL provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the federal False Claims Act ("FCA") are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. Under PPACA, civil penalties also may now be imposed for the failure to report and return an overpayment made by the federal Government within 60 days of identifying the overpayment and may also result in liability under the FCA. Whistleblowers, the federal Government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti‑Kickback Statute, have thereby submitted false claims under the FCA. PPACA clarifies this issue with respect to the federal Anti‑Kickback Statute by providing that submission of a claim for an item or service generated in violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim under the FCA.
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
We use numerous trademarks, trade names and service marks for our solutions across our segments and customer channels. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternatives are generally available to replace such licensed intellectual property, these third party properties may not continue to be available to us on commercially reasonable terms or at all.
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

Our business involves the storage, use and transmission of individually identifiable health information and other highly confidential data. Therefore, the security features of our offerings are extremely important.  A security breach or failure could result from a variety of circumstances and events, including third-party actions such as computer hacker attacks or phishing, employee malfeasance or error, computer viruses and malware, software bugs or other technical malfunctions, power outages, hardware or telecommunications failures, and catastrophic events. If our security measures are breached or fail, or if our computer systems, or those of our customers, or our third party providers are compromised, unauthorized data access may occur. Any of these circumstances could lead to interruptions, delays or shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Security breaches or compromises of computer systems or security measures may be difficult to prevent, detect and resolve. Because the techniques used to obtain unauthorized access, disable service or sabotage systems change frequently, may originate from less regulated and remote areas around the world and generally are not recognized until launched against us, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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
We require our customers to obtain necessary permissions for the use and disclosure of the information that we receive. If they fail to obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy or other laws. Also, we rely on our customers to provide us with accurate and correct data. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Accordingly, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid permissions or due to data inaccuracy. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.
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
Many of our customers are directly subject to the so called HIPAA Privacy Standards, and HIPAA Security Standards. As such, they are required to enter into written agreements with us, known as Business Associate agreements, which obligate us to safeguard individually identifiable health information and restrict how we may use and disclose that information. HITECH addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of HIPAA, which directly affects our business and increases penalties for noncompliance. Prior to HITECH, the HIPAA Privacy Standards and HIPAA Security Standards applied to us indirectly as a result of our contractual obligation to our customers. Effective February 2010, the American Recovery and Reinvestment Act of 2009 ("ARRA") extended the direct application of certain provisions of the HIPAA Privacy Standards and HIPAA Security Standards to us when we are functioning as a Business Associate of our customers that are "Covered Entities" under HIPAA. ARRA required the Department of Health and Human Services ("HHS") to issue regulations implementing HITECH. The Final Rule aligning the HIPAA Privacy Standards, HIPAA Security Standards and enforcement rules with HITECH's statutory changes was released at the end of January 2013. Along with changes in breach notification standards, which are expected to lead to a higher proportion of data security incident being classified as reportable breaches, the rule extends Business Associate status to subcontractors of Business Associates, making us a Business Associate in some contexts where we previously had only contractual liability.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, HIPAA includes civil and criminal penalties for Covered Entities and Business Associates that violate the HIPAA Privacy Standards or the HIPAA Security Standards. ARRA significantly increased the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.

We have implemented and maintain policies and processes to assist us in complying with the HIPAA Privacy Standards, the HIPAA Security Standards and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.
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
Other requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.
False or fraudulent claim laws. There are numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered and improper coding and billing for medically unnecessary items or services. The False Claims Act ("FCA") and some state false claims laws contain whistleblower provisions that allow private individuals to bring qui tam actions, which are actions on behalf of the government alleging that the defendant has defrauded the government. Whistleblowers, the federal Government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti-Kickback Statute prohibiting any person from knowingly and willfully soliciting, receiving or paying any remuneration to induce another person to refer, recommend or arrange the purchase, lease or order of goods or services that are in any way paid for by a federal healthcare program such as Medicare or Medicaid, have been found to violate the FCA. We rely on our customers to provide us with accurate and complete information. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers.
Anti-Kickback and Anti-Bribery Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Statute.” The federal Anti-

Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. While unlikely, any determination by a state or federal regulatory agency that any of our activities or those of our customers or vendors violate any of these laws could subject us to civil or criminal penalties or could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to customers who are or do business with government programs, any one of which could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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
General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions and harm our business.

The demand for our solutions may be impacted by domestic and international factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. The United States economy recently experienced periods of contraction and both the future domestic and global economic environments may continue to be less favorable than those of prior years. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have an adverse effect on our results of operations and financial condition. A significant additional decline in the value of assets for which risk is transferred in market transactions could have an adverse impact on the demand for our solutions. In addition, the decline of the credit markets has reduced the number of mortgage originators, and therefore, the immediate demand for our related analytics solutions.
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
Our future growth and success depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. Some of our existing customers, including some for which we act as a subcontractor, compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. The ability of customers or other competitors to replicate our solutions and services may adversely affect the terms and conditions we are able to negotiate in our agreements and our transaction volume with them, which directly impacts our revenues. We are competing with other vendors to be the first to deliver real time and prospective analytics and the integration of financial and clinical data, and any vendor that exhibits an advantage in any of these areas will be at a distinct competitive advantage. In addition, some of our solutions and services allow health care sponsors and carriers to outsource business processes that have been or could be performed internally and, in order for us to be able to compete, use of our solutions and services must be more efficient for them than use of internal resources. We are also often required to respond to requests for proposals (“RFPs”) to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We cannot assure you that we will continue to obtain contracts in response to RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.

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
Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information services, which could limit the amounts we earn. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. If we cannot offset price reductions with a corresponding increase in sales or with lower spending, then the reduced software revenues resulting from lower prices would adversely affect our results. In some areas of our Commercial segment, we see pricing pressure as healthcare reform drives clients to manage healthcare information technology spending in the context of other technology investments they are implementing concurrently.
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
The protection of our intellectual property may require substantial resources.
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
We regularly evaluate opportunities for strategic growth through acquisitions. Recently, we completed the acquisitions of Simpler, JWA and HBE. Potential issues associated with acquisitions could include, among other things; our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition; and diversion of management's attention from base strategies and objectives. Further, we may be unsuccessful in our effort to combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including sales and administrative support activities and information technology systems, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. The process of integrating acquired companies and operations may result in unforeseen operating difficulties and may require significant financial resources and management's time and attention that would otherwise be available for the ongoing development or expansion of our existing operations. In addition, acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. [A significant portion of the operations and personnel of HBE, which we acquired in November, are outside of the United States.] If an acquisition is not successfully completed or integrated into our existing operations, our business, results of operations and financial condition could be materially adversely impacted.
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
We conduct a portion of our operations in the United Kingdom and India, [Canada, Brazil, Belgium and Japan], including some sales functions and some data service functions. Operating in overseas environments carries risks for our business, including currency exposures, unexpected changes in local government laws and regulations, including those relating to intellectual property, data management, labor and cross-border trade, volatility of an emerging economy, corruption and fraudulent business practices, recruiting and retention of skilled personnel, tax law changes, and other exposures inherent in operating in foreign jurisdictions.
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

If we do not remediate material weakness in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
In connection with the audit of our financial statements for the 2014 period, we have identified control deficiencies in our internal control over financial reporting that constituted a material weakness. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Specifically, it was determined that we do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014 because of the material weaknesses discussed above. We are currently in the process of remediating this weakness. During the course of the remediation effort, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weakness described above. In connection with the audit of our financial statements for 2013 and 2012, we identified other control deficiencies that constituted material weakness, which we have remediated following discussion of these material weaknesses. See "Controls and Procedures-Identification of Material Weaknesses". If we are unable to successfully remediate this material weakness, it could harm our operating results, cause us to fail to meet our U.S. Securities and Exchange Commission (the "SEC") reporting obligations or result in inaccurate financial reporting or material misstatements in our annual or interim consolidated and combined financial statements that would not be prevented or detected in a timely basis. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or avoid potential future material weaknesses.
Further, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.
We were unable to file our Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2014 by the prescribed time due to an unexpected delay in completing the notes to our financial statements for that period.
As an "emerging growth company" under the JOBS Act, we rely on exemptions from some disclosure requirements.
As an "emerging growth company" under the JOBS Act, we rely on exemptions from some disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer" as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to, among other things:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

To the extent we take advantage of these reduced burdens, the information that we provide you in our public filings may be different than that of other public companies in which you hold securities.

Risks related to the Notes
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.
As of December 31, 2014, our total principal indebtedness was $992.0 million and we have undrawn availability under the Revolving Credit Facility of $42.5 million (after giving effect to approximately $7.5 million of outstanding letters of credit, which, while not drawn, reduce the available balance under the Revolving Credit Facility). Of this total amount, $624.9 million is secured indebtedness under our Senior Credit Facility (excluding $7.5 million represented by letters of credit under the Revolving Credit Facility), to which the Notes are effectively subordinated to the extent of the value of the assets securing such indebtedness. We may also request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions.
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
As of the date of this Annual Report, we have nine foreign subsidiaries, that do not guarantee our obligations under our Senior Credit Facility or the Notes. These foreign subsidiaries are insignificant and account for less than 3% of our consolidated revenues, operating income and total assets, As of the date of this Annual Report, Truven Holding and our domestic subsidiaries guarantee the debt. In the future, we may choose to acquire or form additional subsidiaries in connection with the operation of our business that will be restricted subsidiaries. Any such future direct or indirect subsidiary that is a borrower under or that guarantees obligations under our Senior Credit Facility or that guarantees our other indebtedness or indebtedness of any future subsidiary guarantors will guarantee the Notes. We may also have future subsidiaries that may not be guarantors of the Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, may be dependent in part on the generation of cash flow by our current and future subsidiaries, and their ability to make such cash available to us by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes or our other indebtedness, our subsidiaries will not have any obligation to pay amounts due on the Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each such subsidiary will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While the indenture that governs the Notes, our credit agreement that governs our Senior Credit Facility and certain of our other existing indebtedness will limit the ability of any subsidiary to incur consensual restrictions on its ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.
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
Our Senior Credit Facility is collateralized by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of Truven and certain of our wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. The furnishing of security interests with respect to such assets may materially and adversely affect our financial flexibility, including the costs of or ability to raise additional financing.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Notes and our credit agreement that governs our Senior Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to you. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2014, our Revolving Credit Facility had unused commitments of approximately $42.5 million (after giving effect to approximately $7.5 million of outstanding letters of credit, which, while not drawn, reduce the available balance under the Revolving Credit Facility). Further, we may request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions. All of the borrowings under our Senior Credit Facility are and will be secured indebtedness and, therefore, effectively senior to the Notes and the guarantees of the Notes to the extent of the value of the assets securing such debt. If new debt is added to our current debt levels, the related risks that we and the guarantors face could intensify.

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
The Notes are effectively subordinated to our subsidiary guarantors’ indebtedness under our Senior Credit Facility and any other secured indebtedness of our company to the extent of the value of the property securing that indebtedness.
The Notes are not secured by any of our or our subsidiary guarantors’ assets. As a result, the Notes and the guarantees are effectively subordinated to our and the guarantors’ indebtedness under our Senior Credit Facility to the extent of the value of the assets that secure that indebtedness. As of December 31, 2014, we had approximately $624.9 million of principal indebtedness outstanding under our Term Loan Facility, all of which is effectively senior to the Notes, and we had approximately $7.5 million in letters of credit outstanding under our Revolving Credit Facility, resulting in total unused availability of approximately $42.5 million under our Revolving Credit Facility. In addition, we may request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions. Further, we may incur additional secured debt in the future under the indenture governing the Notes and under the credit agreement that governs our Senior Credit Facility if certain specified conditions are satisfied. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company or any subsidiary guarantor, the proceeds from the sale of assets securing our secured indebtedness will be available to pay obligations on the Notes only after all indebtedness under our Senior Credit Facility and such other secured debt has been paid in full. As a result, the holders of the Notes may receive less ratably than the holders of secured debt in the event of our or any of our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

The Notes are structurally subordinated to all obligations of subsidiaries that do not become guarantors of the Notes.

The Notes are guaranteed by Truven Holding and by each of our subsidiaries that guarantee our Senior Credit Facility or that, in the future, guarantee our other indebtedness or indebtedness of any subsidiary guarantor. Except for such subsidiary guarantors of the Notes, our subsidiaries, including our foreign subsidiaries (none of which is a guarantor of the Notes or under the Senior Credit Facility), will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Notes and guarantees are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any such subsidiary that is not a guarantor, all of that subsidiary's creditors (including trade creditors) would be entitled to payment in full out of that subsidiary's assets before we would be entitled to any payment.
In addition, the indenture that governs the Notes, subject to some limitations, permits any non-guarantor subsidiaries to incur additional indebtedness and did not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by such subsidiaries.
As of the date of this Annual Report, we have foreign subsidiaries that do not guarantee our obligations under our Senior Credit Facility or the Notes. Moreover, in the future, we may choose to acquire or form one or more subsidiaries in connection with the operation of our business that will be a restricted subsidiary. If any such future direct or indirect subsidiary is not a borrower under our Senior Credit Facility and does not guarantee obligations under our Senior Credit

Facility or guarantee our other indebtedness or indebtedness of any future subsidiary guarantors, it will be a non- guarantor subsidiary.
In addition, any subsidiary guarantors will be automatically released from their guarantees upon the occurrence of certain events, including the following:

•	the designation of any subsidiary guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Notes by such subsidiary guarantor; or

•	the sale or other disposition, including the sale of substantially all the assets, of that subsidiary guarantor.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We do not own any real estate property as we lease all of our existing facilities. Our registered principal office is located in a leased office space in Ann Arbor, Michigan. Our operating facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2014, our three main facilities are as follows:

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

We have been named as a defendant in approximately 200 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed by June 2010 and the most recent of which was filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs complain that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called "Patient Education Monograph" ("PEM") defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan "patient drug information" to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date none of the actions against us specifically identifies us as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.
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
Pacific Alliance Medical Center ("PAMC") claimed in 2007 that we failed to properly submit some of PAMC's data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to and was denied relief by the United States Court of Appeals for the Ninth Circuit. The parties have entered into a tolling agreement. If a claim is filed against us, we expect to defend it.
We filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify.  In May, 2013 and March, 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’s alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay.  Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’s alleged trademark.  We plan to vigorously defend these claims.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and other data for the periods and at the dates indicated:
The term Predecessor Period refers to all periods related to the Thomson Reuters Healthcare business (the Predecessor) prior to and including the date of the closing of the Prior Acquisition on June 6, 2012. We have derived the statement of comprehensive income (loss) and cash flow data for the period from January 1 to June 6, 2012, years ended December 31, 2011 and 2010 from our Predecessor’s audited combined financial statements.
The term Successor Period refers to all periods from inception of Truven Holding (April 20, 2012 onwards), which includes all periods of Truven after the closing of the Prior Acquisition on June 6, 2012. Following the Prior Acquisition and the related Merger, Truven (formerly TRHI) owns certain other assets and liabilities of the Thomson Reuters Healthcare business and is a direct wholly-owned subsidiary Truven Holding (the Successor). We have derived the balance sheet data as of December 31, 2014 , 2013 and 2012, and the statement of comprehensive loss and cash flow data for the years ended December 31, 2014, 2013, and April 20, 2012 to December 31, 2012 from Successor’s audited consolidated financial statements included elsewhere in this Annual Report, which represent the consolidated financial position of Truven Holding and its subsidiaries.
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

	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,	Year ended December 31,
	2014	2013	2012	2012	2011	2010
	Successor		Predecessor

Revenues, net (a)	$544,475	$492,702	$241,786	$208,998	$483,207	$450,008
Operating costs and expenses Cost of revenues, excluding depreciation and amortization (b)	(292,999)	(265,541)	(141,558)	(112,050)	(245,609)	(233,430)
Selling and marketing, excluding depreciation and amortization (c)	(57,413)	(56,157)	(30,958)	(25,917)	(54,814)	(55,975)
General and administrative, excluding depreciation and amortization (d)	(55,937)	(41,042)	(13,042)	(27,173)	(44,867)	(32,634)
Allocation of costs from Predecessor Parent and affiliates (e)	—	—	—	(10,003)	(34,496)	(33,358)
Depreciation (f)	(22,350)	(21,219)	(6,700)	(6,805)	(14,851)	(13,418)
Amortization of developed technology and content (g)	(38,752)	(31,894)	(15,470)	(12,460)	(24,208)	(23,660)
Amortization of other identifiable intangible assets (h)	(45,402)	(34,460)	(19,527)	(8,226)	(19,691)	(20,112)
Goodwill impairment (i)	—	(366,662)	—	—	—	—
Other operating expenses (j)	(20,784)	(35,038)	(49,622)	(18,803)	(20,002)	(1,995)
Total operating costs and expenses	(533,637)	(852,013)	(276,877)	(221,437)	(458,538)	(414,582)
Operating income (loss)	10,838	(359,311)	(35,091)	(12,439)	24,669	35,426
Net interest income from Predecessor Parent (k)	—	—	—	—	134	156
Interest expense (l)	(69,616)	(70,581)	(49,014)	—	(63)	—
Interest income	—	—	—	3	—	60
Other finance costs	(930)	(24)	—	—	—	—
Income (Loss) before income taxes	(59,708)	(429,916)	(84,105)	(12,436)	24,740	35,642
Benefit from (Provision for) income taxes	22,686	84,927	29,993	4,803	(9,859)	(13,989)
Net income (loss)	$(37,022)	$(344,989)	$(54,112)	$(7,633)	$14,881	$21,653

Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(165)	—	—	—	—
Total comprehensive income (loss)	$(37,161)	$(345,154)	$(54,112)	$(7,633)	$14,881	$21,653

Cash flow data:
Net cash provided by (used in) operating activities	$45,217	$(1,365)	$27,352	$17,806	$85,017	$97,684
Net cash used in investing activities (m)	(142,067)	(43,785)	(1,280,672)	(10,285)	(40,521)	(43,925)
Net cash provided by (used in) financing activities	99,338	31,765	1,277,125	(7,513)	(44,659)	(55,227)

Balance sheet data:
Cash and cash equivalents	$12,604	$10,255	$23,805	n.a.	$70	$233
Working capital deficit (n)	(45,892)	(59,762)	(80,628)	n.a.	(75,481)	(75,444)
Total assets	1,233,089	1,164,603	1,597,127	n.a.	590,875	800,611
Long-term debt, net of original issue discount (o)	977,722	872,258	837,972	n.a.	—	—
Total equity	47,123	79,283	419,252	n.a.	354,299	568,089

a.
Includes (i) subscription revenues from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that comprised: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

b.
Includes all personnel and other costs of revenue, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs administered by our Predecessor relating to market data and professional service costs.

c.	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

d.	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

e.
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

f.	Includes depreciation of computer hardware, furniture, fixture and equipments, and leasehold improvements.

g.
Includes amortization of developed technology and contents used internally and capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project.

h.	Includes amortization of definite-lived trade names, acquired customer relationships, backlog and noncompete agreements.

i.
On November 1, 2013, we performed our annual goodwill impairment test and determined that the carrying value of all our reporting units exceeded our fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. As a result, we recorded an aggregate non-cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

j.
Other operating expenses in the Predecessor period includes related disposal costs incurred as part of the Prior Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Prior Acquisition, and costs relating to other acquisition activities of our Predecessor. Other operating expenses in 2012 and 2013 (Successor periods) includes direct costs related to the Prior Acquisition in 2012 as well as costs incurred related to technology and other costs in connection with our transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Thomson Reuters, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting, professional fees and Sponsor fees. Other operating expenses in 2014 includes professional fees related to the acquisition of Simpler, HBE and JWA in 2014, certain costs related to business improvement processes, and certain costs associated with data migration, asset write‑offs, losses on discontinued projects and Sponsor fees. Refer to Note 14 to the consolidated financial statements, included elsewhere in this Annual Report.

k.
Prior to the Prior Acquisition, certain of our Predecessor’s cash management transactions with Thomson Reuters were subject to written loan agreements specifying repayment terms and interest payments, under which Thomson Reuters was required to pay interest to our Predecessor equal to the average monthly rate earned by Thomson Reuters on its cash investments held with its primary U.S. banker. Interest on these notes is reflected in ‘‘Interest income from Predecessor Parent’’ in our Predecessor’s combined statement of operations. These loan agreements were satisfied upon completion of the Prior Acquisition.

l.	Interest earned or incurred related to third-party transactions.

m.
Includes purchase price of Prior Acquisition in 2012 and acquisition of Simpler, HBE and JWA in 2014. Capital expenditures includes purchases of hardware, software and costs of developed technology and contents.

n.
Working capital is defined as current assets excluding cash and cash equivalents and deferred tax assets minus current liabilities excluding debt, capital lease obligations and tax related liabilities.

o.
Total debt includes current and non-current portion, net of original issue discount of $14.3 million, $15.9 million and $14.2 million as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to and including the closing of the Prior Acquisition on June 6, 2012 (the Predecessor Period) and periods from the inception of Truven Holding (April 20, 2012) through December 31, 2014, which was after the closing of the Prior Acquisition (the Successor Period). The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors.

Overview
We are a leading analytics company focused on improving quality and decreasing costs across the healthcare industry. Through the better use of analytics and data, we enable our clients to reduce costs, manage risk, improve operational performance, enhance patient outcomes and increase transparency. We combine our analytic expertise, information assets and technology services to offer our clients data insights and analytical solutions. Furthermore, we increase the value of our analytical solutions with performance improvement and analytic consulting expertise.
The Prior Acquisition
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding), an affiliate of Veritas, entered into the Stock and Asset Purchase Agreement with TRUSI and Thomson Reuters Global Resources, both affiliates of the Thomson Reuters, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of TRHI and certain other assets and liabilities of the Thomson Reuters Healthcare business. Upon the closing of the Prior Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly‑owned subsidiary of VCPH Holding Corp. (now known as Truven Holding), and subsequently changed its name to Truven Health Analytics Inc. Following the Merger, the assets and liabilities acquired are now held by Truven (formerly TRHI), which remains a direct wholly‑owned subsidiary of Truven Holding. Truven Holding was formed on April 20, 2012 for the purpose of consummating the Prior Acquisition. We financed the Prior Acquisition and paid related costs and expenses associated with the Prior Acquisition and the financing as follows: (i) approximately $464.4 million in common equity was contributed by entities affiliated with the Sponsor and certain co‑investors; (ii) $527.6 million principal amount was borrowed under the Term Loan Facility; and (iii) $327.1 million principal amount of Old Notes were issued.

In connection with the offering of the existing notes and the Prior Acquisition, VCPH Holding Corp. (now known as Truven Holding) and Wolverine entered into the Senior Credit Facility, which consisted of (i) the $527.6 million Term Loan Facility and (ii) the $50.0 million Revolving Credit Facility. In connection with the Merger, Truven succeeded to the obligations of Wolverine under (i) the credit agreement that governs our Senior Credit Facility and (ii) the indenture that governs the Old Notes.
In accordance with the acquisition method of accounting, following the Prior Acquisition on June 6, 2012, we, with the assistance of a third‑party valuation firm, estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed as of June 6, 2012. These fair values were finalized and are reflected in our balance sheet on the date of the Prior Acquisition. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. The impact of this acquisition accounting results in certain differences between Predecessor and Successor financial statements discussed herein, and thereby affects comparability between such statements.
Predecessor and successor periods
Successor Period. The consolidated financial statements for the year ended December 31, 2014 and 2013, and for the periods from April 20, 2012 (inception) through December 31, 2012 include the accounts of Truven Holding from inception and its subsidiaries subsequent to the closing of the Prior Acquisition on June 6, 2012. The consolidated financial statements of the Successor reflect the Prior Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.
Predecessor Period. The accompanying combined financial statements of the Thomson Reuters Healthcare business prior to the Prior Acquisition, include the combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters.
The combined financial statements of our Predecessor and the consolidated financial statements of the Successor included in this report have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements of our Predecessor have been derived from the accounting records of Thomson Reuters using historical results of operations and the historical bases of assets and liabilities, adjusted as necessary to conform to GAAP. All significant transactions between our Predecessor and other Thomson Reuters entities are included in our Predecessor’s combined financial statements. Management believes the assumptions underlying our Predecessor’s combined financial statements are reasonable. However, the combined financial statements may not necessarily reflect what our Predecessor’s results of operations, financial position and cash flows would have been had it operated as a standalone company without the shared resources of Thomson Reuters for the periods presented.

Our segments
The determination of reportable segments was based on the discrete financial information provided to the Chief Operating Decision Maker (the "CODM"). The Chief Executive Officer has the authority for resource allocation and assessment of the Company’s performance and is, therefore, the CODM. The Company’s segment structure enables us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. The Company's reportable segments are as indicated below:
Commercial
The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, manufacturers, and corporations.
Government
The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state Government channels (e.g. Centers for Medicare & Medicaid Services and state Medicaid agencies) and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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

2014 Acquisitions
Simpler Acquisition
On April 11, 2014, we acquired Simpler. Simpler provides "Lean" enterprise transformation consulting services. This strategic acquisition combines the Company's market-leading cost and quality analytics in the commercial segment with Simpler's performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. We acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. We financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans under the Senior Credit Facility. We did not assume any indebtedness in connection with the Simpler Transaction.
JWA Acquisition
On October 31, 2014, we acquired JWA, a company that provides "Lean" healthcare consulting services. We acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment (the "JWA Transaction"). Truven also agreed to pay $1.9 million in three annual payments to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.5 million. We did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
HBE Acquisition
On November 12, 2014, we acquired HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.6 million, including negative working capital adjustment of $2.4 million. The related acquisition costs amounted to $1.0 million. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes. We did not assume any indebtedness in connection with the HBE Transaction.
In accordance with the acquisition method of accounting, following the date of each of the foregoing acquisitions, we, with the assistance of a third‑party valuation firm, have estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed at the date of the acquisitions. These fair values are preliminary and were reflected on our balance sheet on the date of the acquisitions. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. Our results of operations, financial position and cash flows are impacted by the effects of the acquisitions, which were financed primarily through borrowings, including transaction‑related costs, debt commitment fees and recurring interest costs.

Deferred Revenue; Fair Value Adjustments

Our revenues are derived from the sale of subscription data, and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight‑line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Prior Acquisition, we determined, with the assistance of a third‑party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue for the year ended December 31, 2014, 2013 and period from April 20, 2012 (inception) to December 31, 2012 by $3.2 million, $8.8 million and $43.5 million, respectively.

Following the acquisitions of Simpler, HBE and JWA during 2014, the carrying values of deferred revenues from acquired companies totaled $11.7 million and with the assistance of a third-party valuation firm, it was determined that the fair value of the deferred revenue should be adjusted to $4.8 million. As a result, deferred revenue on certain contracts of $6.9 million was written off, which negatively impacted our revenue for the period ended December 31, 2014 by $2.9 million.

The write‑offs will have a future aggregate negative impact of $7.0 million in future periods with the majority expected to be reflected over the next 12 months.

Unaudited Pro Forma Financial Information
The following unaudited pro forma combined financial information is based on the audited combined statement of operations of our Predecessor's (for the period from January 1, 2012 to June 6, 2012) and Successor's (for the period April 20, 2012 to December 31, 2012) audited consolidated statement of operations, which represent the combined results of operations of Truven Holding and its subsidiaries for the year ended December 31, 2012, included elsewhere in this Annual Report, and has been prepared to give effect to the Prior Acquisition, assuming that the Prior Acquisition occurred on January 1, 2012. The pro forma adjustments and certain assumptions underlying these adjustments, using the acquisition method of accounting, are described in the accompanying notes and should be read in conjunction with these unaudited pro forma combined financial statements. The pro forma adjustments are based on valuation estimates, available information and assumptions that we believe are reasonable as of the date of preparation. Our unaudited pro forma combined financial information is not necessarily indicative of what our actual results of operations would have been had the Prior Acquisition occurred as of the date or for the periods indicated, nor does it purport to represent our future results of operations.

The pro forma adjustments contained in the unaudited pro forma combined statement of operations for the year ended December 31, 2012 give effect to the Prior Acquisition as if it was consummated on January 1, 2012. The unaudited pro forma combined financial information gives effect to events that are (1) directly attributable to the Prior Acquisition, (2) factually supportable and (3) expected to have a continuing impact on us. The unaudited pro forma combined statement of comprehensive income (loss) for the year ended December 31, 2012, does not include the effects of any future restructuring activities, including severance or other employee related costs that pertain to the combined operations, or other operating efficiencies or inefficiencies, which may result from the Prior Acquisition but are either non-recurring or at this point not factually supportable. Furthermore, the unaudited pro forma combined financial statements do not include certain non-recurring expenses, such as: (i) for accelerated vesting of employee awards; (ii) other employee benefits costs; and (iii) certain transition costs that we expect to incur in the next 12 months as we transition to be a standalone entity.
Management believes that the assumptions used to derive the pro forma statement of operations are reasonable given the information available. The pro forma combined statement of operations has been provided for informational purposes only and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Prior Acquisition occurred on the date indicated.

Truven Holding Corp.
Unaudited Pro Forma Statement of Operations
For the year ended December 31, 2012

(Dollars in thousands)	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Acquisition related adjustments		Pro forma
	(Successor)	(Predecessor)
Revenues, net	$241,786	$208,998	$(5,553)	(a)	$445,231
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	(141,558)	(112,050)	—		(253,608)
Selling and marketing, excluding depreciation and amortization	(30,958)	(25,917)	—		(56,875)
General and administrative, excluding depreciation and amortization	(13,042)	(27,173)	—		(40,215)
Allocation of costs from Predecessor Parent and affiliates	—	(10,003)	—		(10,003)
Depreciation	(6,700)	(6,805)	3,392	(b)	(10,113)
Amortization of developed technology and content	(15,470)	(12,460)	2,228	(b)	(25,702)
Amortization of other identifiable intangible assets	(19,527)	(8,226)	(6,118)	(b)	(33,871)
Goodwill impairment	—	—	—		—
Other operating expenses	(49,622)	(18,803)	55,452	(c)	(12,973)
Total operating costs and expenses	(276,877)	(221,437)	54,954		(443,360)
Operating income (loss)	(35,091)	(12,439)	49,401		1,871
Net interest income (expense)	(49,014)	3	(27,770)	(d)	(76,781)
Other finance costs	—	—			—
Income (Loss) before income taxes	(84,105)	(12,436)	21,631		(74,910)
Benefit from income taxes	29,993	4,803	(8,436)	(e)	26,360
Net loss	$(54,112)	$(7,633)	$13,195		$(48,550)

Segment discussion

(Dollars in thousands)	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012	Acquisition related adjustments (a)	Pro forma
	(Successor)	(Precessor)
Commercial
Revenues	172,235	195,470	(4,902)	362,803
Segment operating income	42,036	55,206	(4,902)	92,340
Government
Revenues	36,763	46,316	(651)	82,428
Segment operating income (loss)	(228)	10,654	(651)	9,775

The following adjustments were made in the preparation of the unaudited pro forma combined statement of operations:
(a) This adjustment reflects the full year impact of adjustment on deferred revenue that negatively impacted our revenue in 2012. As part of the purchase accounting adjustment, our deferred revenues of $138.7 million from various contracts have been adjusted to their fair value of $80.2 million at the date of the Prior Acquisition. As a result, the deferred revenue on certain contracts has been written off by $58.5 million and had a negative impact on our revenue in the current period and will continue to impact our revenue in the next four years. Had the acquisition happened at January 1, 2012, our revenue in 2012 would have been reduced by $49.0 million. The historical results of the Successor Period include a reduction in revenue of $43.5 million as a result of the decline in value of deferred revenue. The pro forma adjustment of $5.5 million reflects the incremental negative impact on revenue had the Prior Acquisition occurred on January 1, 2012.
(b) Reflects the incremental change in depreciation and amortization resulting from new fair values established for computer hardware and other property, developed technology and content, and other identifiable intangible assets with finite lives. As part of the purchase price accounting for the Prior Acquisition, management, including the assistance of a third party valuation specialist, has identified the following assessed fair values and estimated useful lives:

(In thousands)	Fair value at acquisition date	Estimated useful lives
Computer hardware and other property	$24,573	3-7 years
Developed technology and content	159,622	3-10 years
	$184,195
Other identifiable intangible assets:
Trade names	$86,200	15 years
Customers relationships	329,800	11-12 years
	$416,000
To recognize the impact of the Prior Acquisition as if they had been completed as of January 1, 2012, depreciation and amortization expense would differ in the unaudited pro forma combined statement of operations for the year ended December 31, 2012, primarily due to incremental depreciation and amortization that should have been recognized during the Predecessor Period as follows:

(In thousands)	Developed technology and content	Other identifiable intangible assets	Computer hardware and other propoerty
Pro forma depreciation and/or amortization (Predecessor Period)	$10,232	$14,344	$3,413
Historical depreciation and/or amortization (Predecessor Period)	12,460	8,226	6,805
Increase (decrease) in depreciation and amortization	$(2,228)	$6,118	$(3,392)

(c) This adjustment eliminates non-recurring costs directly related to the Prior Acquisition, including certain non-recurring audit services, accounting and consulting services and legal fees related to the Predecessor Parent’s disposal of our Predecessor, and severance and retention bonuses to management employees the Prior Acquisition. The adjustment also includes the portion of the Sponsor's annual fee that would have been incurred had the Prior Acquisition occurred on January 1, 2012. The Sponsor's fee adjustment reflects the full year impact of $2.5 million of the Sponsor's management fee. Approximately $1.5 million is already reflected in the historical results of the Successor Period.

(In thousands)	Year ended December 31, 2012
Direct acquisition costs, including nonrecurring audit, accounting and consulting fees	$38,569
Severance and retention bonuses	17,925
Sponsor’s fee	(1,042)
Net decrease in expenses	$55,452

(d) This adjustment reflects (1) the interest expense of the Exchange Notes and the variable rate Term Loan Facility, as calculated below, together with commitment fees on the unused portion of the Revolving Credit Facility and (2) the amortization of capitalized debt issuance costs associated with the issued debt as follows:

(In thousands)	Year ended December 31, 2012
Pro forma interest expense:
Term Loan Facility (i)	$30,338
Exchange Notes (ii)	34,760
Revolving Credit Facility Commitment fees (iii)	250
Amortization of original issue discount (i/iv)	2,143
Amortization of debt issuance costs (i/v)	2,673
Pro forma interest expense	70,164
Historical interest expense	(42,394)
Adjustment to interest expense	$27,770

(i) The variable interest rate of the Term Loan Facility was assumed at 5.75%, representing the LIBOR floor rate of 1.25% plus an applicable margin of 4.5% in accordance with the amended credit agreement governing our Senior Credit Facility. On October 3, 2012, we entered into a first amendment to the credit agreement governing our Senior Credit Facility, pursuant to which this applicable margin for all loans was reduced by 1%. As of the time of the amendment, the loans with certain lenders were determined to be extinguished under ASC 470-50, Modification or Extinguishment of debt. We incurred lenders' fees of $6.7 million in connection with the amendment. The unaudited pro forma combined statement of operations includes adjustments to reflect the reduction in applicable margin starting on January 1, 2012. In addition, the pro forma amortization of the original issue discount and debt issuance costs have been adjusted to reflect the impact of certain original issue discount and debt issuance costs associated with the debt from certain lenders that were determined to have been extinguished and were written off. The related loss on early extinguishment of debt amounting to $6.7 million and included as part of interest expense is reflected in the Successor historical financial statements and no pro forma adjustment has been included herein.

(ii) The fixed interest rate of 10.625% was used for the Exchange Notes.

(iii) The commitment fee on the Revolving Credit Facility was based on the applicable fee of 0.5% of the unused balance.

(iv) The original issue costs discount on Senior Term loan and Exchange Notes is amortized using the effective interest rate method.
(v) The deferred debt issuance costs are amortized over the term of the related debt.

The underlying one-month LIBOR rate as of December 31, 2012 was 0.21%. Based on a one-year time frame and all other variables remaining constant, a one-eighth of one percent (12.5 basis points) change in the interest rate would have no impact on the interest expense on our Term Loan Facility, as the LIBOR floor of 1.25% applicable to the Term Loan Facility is significantly higher than the prevailing LIBOR rates.

(e) This adjustment is for income tax expense provided at an estimated statutory rate of 39% in effect during period for which pro forma income statement are presented. Because the tax rate used for these pro forma financial statements is an estimate, it may vary from the actual effective tax rate in periods subsequent to the Prior Acquisition.

Results of Operations

The following section provides a comparative discussion of our results of operations for the year ended December 31, 2014 and 2013, and a comparative discussion of our results of operations for the year ended December 31, 2013 and periods in 2012 on both an "as reported" and a "pro forma" basis. The reported results are not necessarily representative of our ongoing operations as "Combined" amounts merely combine pre- and post-acquisition periods without reflecting all relevant pro forma adjustments to give effect to the acquisition. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The unaudited pro forma combined statements of operations were prepared in accordance with the requirements of Article 11- Pro forma Financial Information, of Regulation S-X. See "Unaudited Pro Forma Financial Information" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

The results of operations should be read in conjunction with our consolidated and combined financial statements and the related notes thereto, included elsewhere in this Annual Report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment.

Year ended December 31, 2014 compared to Year ended December 31, 2013
The following table summarizes our consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Year ended December 31, 2014	% of revenue	Year ended December 31, 2013	% of revenue	Change	% change

Revenues, net(a)	$544,475	100%	$492,702	100%	$51,773	11%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(b)	(292,999)	(54)%	(265,541)	(54)%	(27,458)	10%
Selling and marketing, excluding depreciation and amortization(c)	(57,413)	(11)%	(56,157)	(11)%	(1,256)	2%
General and administrative, excluding depreciation and amortization(d)	(55,937)	(10)%	(41,042)	(8)%	(14,895)	36%
Depreciation (e)	(22,350)	(4)%	(21,219)	(4)%	(1,131)	5%
Amortization of developed technology and content (f)	(38,752)	(7)%	(31,894)	(6)%	(6,858)	22%
Amortization of other identifiable intangible assets (g)	(45,402)	(8)%	(34,460)	(7)%	(10,942)	32%
Goodwill impairment (h)	—	—%	(366,662)	(74)%	366,662	(100)%
Other operating expenses (i)	(20,784)	(4)%	(35,038)	(7)%	14,254	(41)%
Total operating costs and expenses	(533,637)	(98)%	(852,013)	(173)%	318,376	(37)%
Operating income (loss)	10,838	2%	(359,311)	(73)%	370,149	(103)%
Net interest expense (j)	(69,616)	(13)%	(70,581)	(14)%	965	(1)%
Other finance costs	(930)	—%	(24)	—%	(906)	3,775%
Income (Loss) before income taxes	(59,708)	(11)%	(429,916)	(87)%	370,208	(86)%
Benefit from (provision for) income taxes	22,686	4%	84,927	17%	(62,241)	(73)%
Net income (loss)	$(37,022)	(7)%	$(344,989)	(70)%	$307,967	(89)%

(a)
Includes (i) subscription revenues from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that comprised: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

(b)
Includes all personnel and other costs attributable to a revenue stream, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs relating to market data and professional service costs.

(c)	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

(d)	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

(e)	Includes depreciation of computer hardware, furniture, fixture and equipments, and leasehold improvements

(f)
Includes amortization of developed technology and contents used internally and capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project.

(g)	Includes amortization of definite‑lived trade names and acquired customer relationship assets.

(h)
On November 1, 2013, we performed our annual goodwill impairment test and determined that the carrying value of all our reporting units exceeded our fair value due to lower‑than‑expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher‑than‑expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. As a result, we recorded an aggregate non‑cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

(i)
Other operating expenses in 2013 includes direct costs related to the Prior Acquisition in 2012 as well as costs incurred related to technology and other costs in connection with our transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Thomson Reuters, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting, professional fees and Sponsor fees. Other operating expenses in 2014 includes professional fees related to the acquisitions of Simpler, HBE and JWA , certain costs related to business improvement processes, and certain costs associated with data migration, asset write‑offs, losses on discontinued projects and Sponsor fees. Refer to Note 14 to the consolidated financial statements, included elsewhere in this Annual Report.

(j)	Interest earned or paid related to third party transactions.

Discussion of Year ended December 31, 2014 compared to Year ended December 31, 2013
Revenues, net
Our net revenues were $544.5 million  for the year ended December 31, 2014 as compared to $492.7 million for the year ended December 31, 2013, an increase of $51.8 million or 11%. The increase was primarily due to the $51.6 million increase in revenue from our Commercial segment and $0.5 million increase in revenue from our Government segment. The increase in revenue from our Commercial segment was primarily due to revenues from our acquired businesses in 2014 of $38.3 million, $8.7 million increase in revenue due to new sales from customers and incremental fees from our employer and healthplan, life sciences and provider solutions services and $4.6 million decrease in deferred revenue adjustment in connection with the Prior Acquisition. The slight increase in Government was due to the increase in work in federal government projects despite lower implementation project revenue from state government projects due to timing.
The total impact of deferred revenue adjustment for both our Commercial and Government segments in connection with Prior Acquisition and acquisitions during the 2014 amounted to $4.5 million in 2014 compared to $8.8 million in 2013.
For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.

Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $293.0 million for the year ended December 31, 2014 as compared to $265.5 million for the year ended December 31, 2013, an increase of $27.5 million, or 10%. The increase was mainly due to cost of revenues from the operations of our acquired businesses in 2014 of $18.9 million. We also had an increase of $6.1 million in employee cost related to increase in headcount and reduction of certain benefits in 2013 and remaining increase is due to the higher maintenance costs of developed technology and content upon completion of our transition to a standalone business and higher costs in our Government segment due to initiatives to improve revenue in the federal and state agencies.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $57.4 million for the year ended December 31, 2014 as compared to $56.2 million for the year ended December 31, 2013, an increase of $1.3 million, or 2%, which are mainly due to selling and marketing expenses attributable to our acquired businesses in 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $55.9 million for the year ended December 31, 2014 as compared to $41.0 million for the year ended December 31, 2013, an increase of $14.9 million, or 36%. The increase was primarily due to $12.0 million of additional general and and administrative expenses attributable to our acquired businesses in 2014. The remaining increase relates to incremental salaries and wages expense and consulting fees increased to build the accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
Depreciation and amortization
Our depreciation and amortization expense was $106.5 million for the year ended December 31, 2014 as compared to $87.6 million for the year ended December 31, 2013, an increase of $18.9 million or 22%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content related to the new data center and new information system infrastructure that were placed in service in late 2013 and the $10.9 million incremental amortization of intangible assets from the acquired businesses in 2014.
Other operating expenses
Our other operating expense was $20.8 million for the year ended December 31, 2014 as compared to $35.0 million for the year ended December 31, 2013, a decrease of $14.3 million or 41%. This decrease was primarily due to higher acquisition related expenses incurred in 2013. In 2014, other operating expenses include $10.7 million of Acquisition related costs and nonrecurring expenses, consisting of professional fees directly related to the acquisitions of Simpler, HBE and JWA, business integration and improvement processes, loss on discontinued projects, and costs associated with data migration, $2.5 million of severance, $4.7 million of asset write offs and $2.9 million of Sponsor advisory fees. In 2013, other operating expenses included $27.0 million of acquisition related costs, consisting of expenses incurred mainly related to data migration and the separation of our IT infrastructure from our Predecessor Parent and costs related to the Transitional Services Agreement with Thomson Reuters, $3.8 million of severance and retention bonuses, $1.3 million of asset write-offs and $2.9 million of Sponsor advisory fees.
Goodwill impairment
The Company performed its annual goodwill impairment test during the fourth quarter of 2013 and concluded that the Company's goodwill on each of its three reporting units is impaired because the carrying value of all the reporting units exceeded its fair values due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the Government sector, uncertainty in the healthcare sector related to the PPACA, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis.

Accordingly, the Company recorded a total of $366.7 million of non-cash goodwill impairment charge in the fourth quarter of 2013.

Operating income (loss)
Our operating income was $10.8 million for the year ended December 31, 2014 as compared to an operating loss of $359.3 million for the year ended December 31, 2013, an increase of $370.1 million or 103%, from 2013. The increase was primarily due to the goodwill impairment in 2013. As discussed above, revenue increased by $51.8 million while total operating expenses decreased by $318.4 million.
Net interest expense
Our net interest expense was $69.6 million for the year ended December 31, 2014, as compared to $70.6 million for the year ended December 31, 2013, an increase of $1.0 million, or 1%. The slight decrease was mainly due to a $3.3 million loss on early extinguishment of debt as a result of refinancing the Term Loan Facility in April 2013 that effectively reduced the interest rate on the Term Loan Facility by 1.25%, offset by an increase in interest expense due to the increase of $100 million in the term loan partly to finance the acquisition of Simpler in April 2014 and an increase of $40 million in Additional Notes to finance the acquisitions of HBE and JWA.

Other finance costs

Other finance costs mainly represents foreign exchange gains/losses from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from income taxes

Our income tax benefit was $22.7 million for the year ended December 31, 2014 as compared to a benefit of $84.9 million for the year ended December 31, 2013, a decrease of $62.2 million or 73%. Income tax benefit for the year ended December 31, 2014 at an effective tax rate of 38.0% is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non deductible expenses and a valuation allowance recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the year ended December 31, 2013, at an effective tax rate of 19.7% respectively, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes, non deductible goodwill impairment charge and foreign rate differential.

Segment discussion
The following table summarizes our segment information for the year ended December 31, 2014 and 2013:

(Dollars in thousands)	Year ended December 31, 2014	% of revenue	Year ended December 31, 2013	% of revenue	Change	% change

Commercial
Revenues	$446,500	100%	$394,896	100%	$51,604	13%
Segment operating income	156,900	35%	140,173	35%	16,727	12%
Government
Revenues	98,282	100%	97,806	100%	476	—%
Segment operating income (loss)	$7,043	7%	$11,053	11%	$(4,010)	(36)%

Commercial segment

Revenues

Our Commercial segment revenue was $446.5 million for 2014 as compared to $394.9 million for 2013, an increase of $51.6 million or 13%. The increase was primarily due to the $38.3 million of revenue from operations of newly acquired businesses and $4.6 million decrease in deferred revenue adjustment in connection with the Prior Acquisition. The $8.7 million increase in revenue was due to new sales from customers and the remaining is due to the incremental fees from our employer and healthplan, life sciences and provider solutions services.

Operating income

Our Commercial segment operating income was $156.9 million for 2014 as compared to $140.2 million for 2013, an increase of $16.7 million or 12%. The increase was mainly due to the increase in revenue discussed above and decrease in the deferred revenue adjustment which was partially offset by higher maintenance costs of developed technology and content, telecommunications costs and other revenue related costs upon completion of our transition to a standalone company, as well as the increase in administrative costs to maintain our international branches established in mid-2013. Operating income from operations of newly acquired businesses amounted to $5.8 million.

Government segment

Revenues

Our Government segment revenue was $98.3 million for 2014 as compared to $97.8 million for 2013, an increase of $0.5 million. The increase was due to the increase of work in certain projects in the federal government channel, partially offset by lower implementation project revenue from the state government channel due to the timing of projects.

Operating income

Our Government segment operating income was $7.0 million for 2014 as compared to $11.1 million for 2013, a decrease in operating income of $4.0 million or 36%. The decrease was mainly due to the higher costs of operations upon completion of our transition to a standalone company and due to higher costs of the Company's initiatives to improve sales in the federal and state government channels, such as Centers for Medicare & Medicaid Services and state Medicaid agencies, as well as federally owned and operated healthcare facilities.

Year ended December 31, 2013 compared to Predecessor fiscal Period from January 1, 2012 to June 6, 2012 and Successor fiscal Period from April 20, 2012 to December 31, 2012

The following table summarizes our consolidated and combined results of operations for the periods indicated:

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	From inception (April 20, 2012) to December 31, 2012	% of revenue	January 1, 2012 to June 6, 2012	% of revenue
	(Successor)		(Successor)		(Predecessor)
Revenues, net(a)	$492,702	100%	$241,786	100%	$208,998	100%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(b)	(265,541)	(54)%	(141,558)	(59)%	(112,050)	(54)%
Selling and marketing, excluding depreciation and amortization(c)	(56,157)	(11)%	(30,958)	(13)%	(25,917)	(12)%
General and administrative, excluding depreciation and amortization(d)	(41,042)	(8)%	(13,042)	(5)%	(27,173)	(13)%
Allocation of costs from Predecessor Parent and affiliates(e)	—	—%	—	—%	(10,003)	(5)%
Depreciation(f)	(21,219)	(4)%	(6,700)	(3)%	(6,805)	(3)%
Amortization of developed technology and content(g)	(31,894)	(6)%	(15,470)	(6)%	(12,460)	(6)%
Amortization of other identifiable intangible assets(h)	(34,460)	(7)%	(19,527)	(8)%	(8,226)	(4)%
Goodwill impairment(i)	(366,662)	(74)%	—	—%	—	—%
Other operating expenses(j)	(35,038)	(7)%	(49,622)	(21)%	(18,803)	(9)%
Total operating costs and expenses	(852,013)	(173)%	(276,877)	(115)%	(221,437)	(106)%
Operating income (loss)	(359,311)	(73)%	(35,091)	(15)%	(12,439)	(6)%
Net interest expense(k)	(70,581)	(14)%	(49,014)	(20)%	3	—%
Other finance costs	(24)	—%	—	—%	—	—%
Income (Loss) before income taxes	(429,916)	(87)%	(84,105)	(35)%	(12,436)	(6)%
Benefit from (provision for) income taxes	84,927	17%	29,993	12%	4,803	2%
Net income (loss)	$(344,989)	(70)%	$(54,112)	(22)%	$(7,633)	(4)%

(a)
Includes (i) subscription revenues from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that comprised: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

(b)
Includes all personnel and other costs attributable to a revenue stream, including but not limited to, client support, client operations, product management, royalties, allocation of technology support costs relating to market data and professional service costs.

(c)	Includes all personnel and other costs related to sales and marketing, including but not limited to, sales and marketing staff, commissions and marketing events.

(d)	Includes all personnel and other costs related to general administration as well as costs shared across the organization, including but not limited to technology, finance and strategy.

(e)
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

(f)	Includes depreciation of computer hardware, furniture, fixture and equipments, and leasehold improvements.

(g)
Includes amortization of developed technology and contents used internally and capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project.

(h)	Includes amortization of definite‑lived trade names and acquired customer relationship assets.

(i)
On November 1, 2013, we performed our annual goodwill impairment test and determined that the carrying value of all our reporting units exceeded our fair value due to lower‑than‑expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher‑than‑expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. As a result, we recorded an aggregate non‑cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

(j)
Other operating expenses in the PredecessorPeriod includes related disposal costs incurred as part of the Prior Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Prior Acquisition, and costs relating to other acquisition activities of our Predecessor. Other operating expenses in 2012 and 2013 (Successor Periods) includes direct costs related to the Prior Acquisition in 2012 as well as costs incurred related to technology and other costs in connection with our transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Thomson Reuters, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting, professional fees and Sponsor fees. Refer to Note 14 to the consolidated financial statements included in this Annual Report.

(k)	Interest earned or paid related to third party transactions.

Discussion of year ended December 31, 2013 (Successor) compared to Successor fiscal Period from April 20, 2012 to December 31, 2012 and Predecessor fiscal Period from January 1, 2012 to June 6, 2012
Revenues, net
Our net revenues were $492.7 million for the year ended December 31, 2013 compared to $241.8 million in the period from April 20, 2012 (inception) to December 31, 2012 and $209.0 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was primarily due to the impact from the $8.8 million deferred revenue adjustment in 2013 compared to the $43.5 million deferred revenue adjustment in the 2012 Successor Period, in connection with the Prior Acquisition and due to implementation and migration revenue from large contracts in state government. For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $265.5 million for the year ended December 31, 2013 compared to $141.6 million for the period from April 20, 2012 (inception) to December 31, 2012 and $112.1 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was primarily due to higher implementation and data migration costs related to new projects, particularly on several large state government contracts. In addition, we incurred higher maintenance costs of developed technology and content, royalties to Population Health content providers, telecommunications costs and other revenue related costs as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $56.2 million for the year ended December 31, 2013 compared to $31.0 million in the period from April 20, 2012 (inception) to December 31, 2012 and $25.9 million in the Predecessor Period from January 1, 2012 to June 6, 2012, primarily due to a lower bonus accrual in 2013.

General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $41.0 million for the year ended December 31, 2013 compared to $13.0 million in the period from April 20, 2012 (inception) to December 31, 2012 and $27.2 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was primarily due to an increase in facilities related expense, telecommunications costs, salaries and related costs for additional new hires as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Depreciation and amortization
Our depreciation and amortization expense was $87.6 million for the year ended December 31, 2013 compared to $41.7 million in the period from April 20, 2012 (inception) to December 31, 2012 and $27.5 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 related to the completion of new data center and information system infrastructure.
Other operating expenses
Our other operating expense was $35.0 million for the year ended December 31, 2013 compared to $49.6 million in the period from April 20, 2012 (inception) to December 31, 2012 and $18.8 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total decrease was due to lower Acquisition-related expenses incurred in 2013. In 2013, other operating expenses included $27.0 million of Acquisition related costs, consisting of expenses incurred mainly related to data migration and the separation of our IT infrastructure from our Predecessor Parent and costs related to the Transitional Services Agreement with Thomson Reuters, $3.8 million of severance and retention bonuses, $1.3 million of asset write-offs and $2.9 million of Sponsor advisory fees. In the Successor Period of 2012, other operating expenses included $38.0 million of Prior Acquisition related costs (mainly consisting of $12.0 million of transaction fees paid to Veritas Capital and the remainder related to direct acquisition costs consisting of legal, finance, consulting and professional fees), $10.2 million of severances and retention bonuses and $1.5 million of Sponsor advisory fees. In the Predecessor Period of 2012, other operating expenses included $9.8 million of disposal related costs of our Predecessor, $7.7 million of severances and retention bonuses and $1.2 million of costs related to discontinued services.
Goodwill impairment
We performed our annual goodwill impairment test during the fourth quarter of 2013 and concluded that our goodwill on all our reporting units is impaired because each of the reporting unit's carrying value exceeded its fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the Government sector, uncertainty in the healthcare sector related to the PPACA , higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. Accordingly, we recorded a total of $366.7 million of non-cash goodwill impairment charge in the fourth quarter of 2013.

Operating income (loss)
Our operating loss was $359.3 million for the year ended December 31, 2013 compared to operating loss of $35.1 million in the period from April 20, 2012 (inception) to December 31, 2012 and $12.4 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total decrease was primarily due to the goodwill impairment, as discussed above.
Net interest expense
Our net interest expense was $70.6 million for the year ended December 31, 2013, compared to $49.0 million in the period from April 20, 2012 (inception) to December 31, 2012. The increase was mainly due to twelve months of interest expense in 2013 compared to approximately seven months in 2012, offset by the interest rate being lower by 2.25% as a result of refinancing of the Term Loan Facility in October 2012 and April 2013. In addition, there was additional interest on incremental borrowings under the Term Loan Facility and Revolving Credit Facility of $11.3 million and $30.0 million, respectively. Also, included in the 2013 interest expense was $3.3 million of loss on early extinguishment of debt as a result of the April 2013 refinancing.

Other finance costs

Other finance costs mainly represents foreign exchange gains/losses as a result from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from income taxes

Our income tax benefit was $84.9 million for the year ended December 31, 2013 compared to $30.0 million in the period from April 20, 2012 (inception) to December 31, 2012 and $4.8 million in the Predecessor Period from January 1, 2012 to June 6, 2012. Income tax benefit for the year ended December 31, 2013, Successor Period from April 20, 2012 to December 31, 2012 and Predecessor Period from January 1, 2012 to June 6, 2012 at an effective tax rate of 19.8%, 35.7% and 38.6%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes, non deductible goodwill impairment charge, and foreign rate differential.

Segment discussion
The following table summarizes our segment information for the years ended December 31, 2013, the period from April 20, 2012 (inception) to December 31, 2012 and the Predecessor Period from January 1, 2012 to June 6, 2012:

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	From inception (April 20, 2012) to December 31, 2012	% of revenue	January 1, 2012 to June 6, 2012	% of revenue

Commercial
Revenues	$394,896	100%	$172,235	100%	$195,470	100%
Segment operating income	140,173	35%	42,036	24%	55,206	28%
Government
Revenues	97,806	100%	36,763	100%	46,316	100%
Segment operating income (loss)	11,053	11%	(228)	(1)%	10,654	23%

Commercial segment

Revenues

Our Commercial segment revenue was $394.9 million for 2013 compared to $172.2 million in the period from April 20, 2012 (inception) to December 31, 2012 and $195.5 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was primarily due to the lower impact from the deferred revenue adjustment ($7.2 million in 2013 compared to $38.4 million in the Successor Period of 2012) in connection with the Prior Acquisition and partially offset due to some cancellations and price competition in care management solutions.

Operating income

Our Commercial segment operating income was $140.2 million for 2013 compared to $42.0 million in the period from April 20, 2012 (inception) to December 31, 2012 and $55.2 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was mainly due to the increase in revenue discussed above and higher costs of operations in 2012 as we transitioned to a standalone company.

Government segment

Revenues

Our Government revenue was $97.8 million for 2013 compared to $36.8 million in the period from April 20, 2012 (inception) to December 31, 2012 and $46.3 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was primarily due to implementation and migration revenue from large state government contracts and the lower impact from the deferred revenue adjustment ($1.6 million in 2013 compared to $5.1 million in the 2012 Successor Period) in connection with the Prior Acquisition.

Operating income

Our Government operating income was $11.1 million for 2013 compared to an operating loss of $0.2 million in the period from April 20, 2012 (inception) to December 31, 2012 and operating income of $10.7 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total increase was mainly due to the increase in revenue discussed above, offset by higher costs mainly due to initiatives to improve sales from the federal and state government channels, such as Centers for Medicare & Medicaid Services, State Medicaid agencies, as well as federally owned and operated healthcare facilities.

Year ended December 31, 2013 compared to Pro forma year ended December 31, 2012

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	Combined Year ended December 31, 2012	% of revenue	Change	% change
	(Successor)		(Pro forma) (a)
Revenues, net	$492,702	100%	$445,231	100%	$47,471	11%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization	(265,541)	(54)%	(253,608)	(57)%	(11,933)	5%
Selling and marketing, excluding depreciation and amortization	(56,157)	(11)%	(56,875)	(13)%	718	(1)%
General and administrative, excluding depreciation and amortization	(41,042)	(8)%	(40,215)	(9)%	(827)	2%
Allocation of costs from Predecessor Parent and affiliates	—	—%	(10,003)	(2)%	10,003	(100)%
Depreciation	(21,219)	(4)%	(10,113)	(2)%	(11,106)	110%
Amortization of developed technology and content	(31,894)	(6)%	(25,702)	(6)%	(6,192)	24%
Amortization of other identifiable intangible assets	(34,460)	(7)%	(33,871)	(8)%	(589)	2%
Goodwill impairment	(366,662)	(74)%	—	—%	(366,662)	nm
Other operating expenses	(35,038)	(7)%	(12,973)	(3)%	(22,065)	170%
Total operating costs and expenses	(852,013)	(173)%	(443,360)	(100)%	(408,653)	92%
Operating income (loss)	(359,311)	(73)%	1,871	—%	(361,182)	nm
Net interest income (expense)	(70,581)	(14)%	(76,781)	(17)%	6,200	(8)%
Other finance costs	(24)	—%	—	—%	(24)	nm
Income (loss) before income taxes	(429,916)	(87)%	(74,910)	(17)%	(355,006)	474%
Benefit from income taxes	84,927	17%	26,360	6%	58,567	222%
Net loss	$(344,989)	(70)%	$(48,550)	(11)%	$(296,439)	611%

(a)	Pro Forma year ended December 31, 2012 information gives effect to the Prior Acquisition as if it had occurred on January 1, 2012. See “Unaudited Pro Forma Financial Information.”

Discussion of year ended December 31, 2013 (Successor) compared to Pro forma year ended December 31, 2012
Revenues, net
Our net revenues were $492.7 million for the year ended December 31, 2013 as compared to $445.2 million for the pro forma year ended December 31, 2012, an increase of $47.5 million or 11%. This increase was primarily due to the impact from the $8.8 million deferred revenue adjustment in 2013 compared to the $49.1 million deferred revenue adjustment in the pro forma 2012 period, in connection with the Prior Acquisition and due to implementation and migration revenue from large state government contracts in 2013. For a detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $265.5 million for the year ended December 31, 2013 as compared to $253.6 million for the pro forma year ended December 31, 2012, an increase of $11.9 million, or 5%. This increase was primarily due to higher implementation and data migration costs related to new projects, particularly on several large state government contracts. In addition, we incurred higher maintenance costs of developed technology and content, royalties to Population Health content providers, telecommunications costs and other revenue related costs as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $56.2 million for the year ended December 31, 2013 as compared to $56.9 million for the pro forma year ended December 31, 2012, a decrease of $0.7 million, or 1%, primarily due to a lower bonus accrual in 2013.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $41.0 million for the year ended December 31, 2013 as compared to $40.2 million for the pro forma year ended December 31, 2012, an increase of $0.8 million, or 2%. The increase was primarily due to an increase in facilities related expense, telecommunications costs, salaries and related costs for additional new hires as we transitioned to a standalone company, partially offset by a lower bonus accrual in 2013.
Depreciation and amortization
Our depreciation and amortization expense was $87.6 million for the year ended December 31, 2013 as compared to $69.7 million for the pro forma year ended December 31, 2012, an increase of $17.9 million or 26%. This increase was primarily due to the overall impact of new computer hardware and other property, and developed technology and content that were placed in service in 2013 related to the completion of the new data center and information system infrastructure.
Other operating expenses
Our other operating expense was $35.0 million for the year ended December 31, 2013 as compared to $13.0 million for the pro forma year ended December 31, 2012, an increase of $22.1 million. This decrease was primarily due to higher expenses incurred mainly related to data migration and the separation of our IT infrastructure that started in the second half of 2012.
Goodwill impairment
We performed our annual goodwill impairment test during the fourth quarter of 2013 and concluded that our goodwill on all our reporting units is impaired because each of the reporting unit's carrying value exceeded its fair value due to lower-than-expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the Patient Protection and Affordable Care Act, higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. Accordingly, we recorded a total of $366.7 million of non-cash goodwill impairment charge in the fourth quarter of 2013.

Operating income (loss)
Our operating loss was $359.3 million for the year ended December 31, 2013 as compared to an operating income of $1.9 million for the pro forma year ended December 31, 2012, a decrease of $361.2 million. The decrease was primarily due to the goodwill impairment, as discussed above.
Net interest expense
Our net interest expense was $70.6 million for the year ended December 31, 2013, as compared to $76.8 million for the pro forma year ended December 31, 2012, a decrease of $6.2 million or 8%. The decrease was mainly due to a 2.25% lower interest rate and decrease by $3.4 million of loss on extinguishment of debt as a result of refinancing of the Term Loan Facility in October 2012 and April 2013. In addition, there was additional interest on incremental borrowings under the Term Loan Facility and Revolving Credit Facility of $11.3 million and $30.0 million, respectively.

Other finance costs

Other finance costs mainly represents foreign exchange gains/losses as a result from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from income taxes

Our income tax benefit was $84.9 million for the year ended December 31, 2013 as compared to a benefit of $26.4 million for the pro forma year ended December 31, 2012, an increase of $58.6 million or 222%. Income tax benefit for the year ended December 31, 2013 and pro forma year ended December 31, 2012, at an effective tax rate of 19.8%, and 35.2%, respectively, are different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, non deductible goodwill impairment charge, and foreign rate differential.

Segment discussion
The following table summarizes our segment information for the years ended December 31, 2013 and pro forma year end December 31, 2012:

(Dollars in thousands)	Year ended December 31, 2013	% of revenue	Year ended December 31, 2012	% of revenue	Change	% change
	(Successor)		(Pro forma)(a)
Commercial
Revenues	$394,896	100%	$362,803	100%	$32,093	9%
Segment operating income	140,173	35%	92,340	25%	47,833	52%
Government
Revenues	97,806	100%	82,428	100%	15,378	19%
Segment operating income (loss)	11,053	11%	9,775	12%	1,278	13%

(a)	Pro Forma year ended December 31, 2012 gives effect to the Prior Acquisition as if it had occurred on January 1, 2012. See “Unaudited Pro Forma Financial Information.”

Commercial segment

Revenues
Our Commercial revenue was $394.9 million for the year ended December 31, 2013 as compared to $362.8 million for the pro forma year ended December 31, 2012, an increase of $32.1 million or 9%. The total increase was primarily due to the lower impact from the deferred revenue adjustment ($7.2 million in 2013 compared to $43.3 million in the pro forma 2012 period) in connection with the Prior Acquisition and offset due to some cancellations and price competition in care management solutions.

Operating income
Our Commercial operating income was $140.2 million for the year ended December 31, 2013 as compared to $92.3 million for the pro forma year ended December 31, 2012 an increase of $47.8 million or 52%. The increase was mainly due to the increase in revenue discussed above and higher costs of operations in 2012 as we transitioned to a standalone company.

Government segment

Revenues
Our Government revenue was $97.8 million for the year ended December 31, 2013 compared to $82.4 million for the pro forma year ended December 31, 2012, an increase of $15.4 million or 19%. The increase was primarily due to implementation and migration revenue from large contracts in state government and the lower impact from the deferred revenue adjustment ($1.6 million in 2013 compared to $5.8 million in the pro forma 2012 period) in connection with the Prior Acquisition.

Operating income
Our Government operating income was $11.1 million for the year ended December 31, 2013 compared to $9.8 million for the pro forma year ended December 31, 2012, an increase in operating income of $1.3 million or 13%. The increase was mainly due to the increase in revenue discussed above, offset by higher costs mainly due to initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2014 and 2013, the combined year ended December 31, 2012, the Successor Period from inception (April 20, 2012) to December 31, 2012 and Predecessor Period from January 1, 2012 to June 6, 2012:

	Year ended December 31,	Year ended December 31,	Combined year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,
(Dollar in thousands)	2014	2013	2012	2012	2012
	(Successor)				(Predecessor)
Net loss	$(37,022)	$(344,989)	$(61,745)	$(54,112)	$(7,633)
Benefit from income tax	(22,686)	(84,927)	(34,796)	(29,993)	(4,803)
Net interest expense (income)	69,616	70,581	49,011	49,014	(3)
Depreciation	22,350	21,219	13,505	6,700	6,805
Amortization of developed technology and content	38,752	31,894	27,930	15,470	12,460
Amortization of other identifiable intangible assets	45,402	34,460	27,753	19,527	8,226
EBITDA	116,412	(271,762)	21,658	6,606	15,052
Acquisition related and transition costs and other nonrecurring expenses(1)	13,203	30,815	70,449	48,164	22,285
Allocation of costs from Predecessor Parent and Affiliates(2)	—	—	14,871	—	14,871
Estimated standalone costs(3)	—	—	(10,306)	—	(10,306)
Non-cash stock compensation expense	1,271	1,457	1,384	329	1,055
Deferred revenue adjustments(4)	6,028	8,758	43,484	43,484	—
Shared asset depreciation(5)	—	—	558	—	558
Goodwill impairment(6)	—	366,662	—	—	—
Asset write-offs/retirements(7)	4,706	1,856	—	—	—
Other(8)	2,875	2,929	1,719	(4,129)	5,848
Adjusted EBITDA	$144,495	$140,715	$143,817	$94,454	$49,363

(1)
The Successor Periods included retention incentives to key employees related to the Prior Acquisition and costs as we transition to a standalone company. The Predecessor Periods included disposal related costs and severances and bonuses in connection with the disposal. See Note 14 to the consolidated and combined financial statements, included elsewhere in this Annual Report.

(2)
Includes allocation of costs from Predecessor Parent and affiliates and cost of revenues and allocation of technology support administered by the Predecessor Parent relating to customer data. These allocations ceased following the completion of the Prior Acquisition on June 6, 2012.

(3)	Company standalone estimates for shared services costs.

(4)
Amount of the reduction in deferred revenue as a result of the Prior Acquisition and acquisitions in 2014 that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the acquisitions.

(5)	Portion of allocated costs in cost of revenues that represent depreciation.
(6) Goodwill impairment loss on all reporting units. See Note 8 to the financial statements, included elsewhere in this Annual Report.

(7)
In 2014, includes $4,706 of asset write-off of advanced revenue share with a supplier. In 2013, includes $562 of write-offs and retirements of certain computer hardware and other assets, and $1,294 write-off of advanced revenue share with a supplier. See Note 16 to the consolidated and combined financial statements, included elsewhere in this Annual Report.

(8)
Other mainly includes recurring management fees paid to the Sponsor in the successor periods and non-cash vacation accrual true-up charges in the period from April 20, 2012 to December 31, 2012, in connection with the Prior Acquisition.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Year ended December 31, 2014	Year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012
	(Successor)			(Predecessor)
Net cash provided by (used in) operating activities	$45,217	$(1,365)	$27,352	$17,806
Net cash used in investing activities	(142,067)	(43,785)	(1,280,672)	(10,285)
Net cash provided by (used in) financing activities	99,338	31,765	1,277,125	(7,513)
Operating activities
Cash provided by operating activities for the year ended December 31, 2014 was $45.2 million compared to cash used in operating activities of $1.4 million for the year ended December 31, 2013, an increase of $46.6 million. The increase was mainly due to $58.4 million in higher payments to various suppliers in 2013 resulting from timing of cash payments related to various costs we incurred upon completion of our transition to a standalone company in 2013, offset in part by a $10.6 million decrease in cash receipts from customers and a $1.2 million increase in interest payments due to an aggregate increase of $140.0 million in the borrowings under the the Senior Credit Facility and Additional Notes.
Cash used in operating activities for the year ended December 31, 2013 was $1.4 million compared to cash provided by operating activities of $27.4 million in the period from April 20, 2012 (inception) to December 31, 2012 and cash provided by operating activities of $17.8 million in the Predecessor Period from January 1, 2012 to June 6, 2012. The total decrease was mainly due to a $25.8 million increase in interest payments related to our debt during the 2013 period and a $50.9 million increase in payments to various suppliers mainly related to disentanglement costs in 2013. This was partially offset by a $30.2 million increase in cash receipts from customers due to improved efforts in collection.

Investing activities
Cash used in investing activities for the year ended December 31, 2014 of $142.1 million consisted of $109.4 million of cash used to pay the purchase price of the Simpler, HBE and JWA acquisitions and $32.7 million of capital expenditures related to computer hardware and and developed technology and content.
Cash used in investing activities for the year ended December 31, 2013 of $43.8 million was mainly due to $43.5 million in capital expenditures related to a new data center, IT infrastructure and developed technology and content and $0.3 million of notes receivable from VCPH Holding LLC. Cash used in investing activities for the period from April 20, 2012 (inception) to December 31, 2012, mainly relates to the $1,249.4 million of purchase price of the Prior Acquisition and $31.3 million in capital expenditures related to IT infrastructure and developed technology and content. Cash used in investing activities for the Predecessor Period from January 1, 2012 to June 6, 2012, mainly relates to $10.3 million of capital expenditures related to computer hardware and other property and equipment, and developed technology and content.

Financing activities
Cash provided by financing activities for the year ended December 31, 2014 was $99.3 million. This amount consisted of $141.2 million of aggregate proceeds from borrowing under the Senior Term Loan Facility and Additional Note used to partly finance the business acquisitions during the year, offset in part by a $30.0 million net payment on the Revolving

Credit Facility loan, a $6.1 million principal repayment of the Senior Term Loan Facility, $4.1 million of debt issuance costs and a $1.7 million principal payment of capital lease obligation.
Cash provided by financing activities for the year ended December 31, 2013 was $31.8 million . This amount consisted of a $30.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.4 million of additional capital contribution from the Parent, and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $5.3 million of principal repayment of the Senior Term Loan Facility, $5.8 million of premium payment to lenders for the April 2013 Refinancing and $0.8 million principal payment of a capital lease obligation.
Cash provided by financing activities for the combined year ended December 31, 2012 was $1,269.6 million. During 2012, cash provided by financing activities included $464.4 million in cash from equity contributions, $842.1 million from the issuance of debt (Term Loan Facility and Notes) that was used to pay the purchase price of the Prior Acquisition, which was partially offset by $2.6 million of principal payment on the Senior Term Loan Facility, $21.6 million of debt issuance costs and $5.2 million of premium payment to lenders for the October 2012 Refinancing. In addition, there was an increase of $16.8 million in the net investment of the Predecessor Parent in our Predecessor and a $9.2 million decrease in notes receivable from the Predecessor Parent.
Notes receivable from the Predecessor Parent refers to certain of our Predecessor's cash transactions with the Predecessor Parent, which were subject to written loan agreements specifying repayment terms and interest payments. The term of the agreement was one year and was automatically renewed from year to year unless one of the parties notified the other in writing of termination. These notes receivable satisfied on completion of the Prior Acquisition.
Liquidity and Capital Resources

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next year. Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. We expect to spend approximately $33 million on capital expenditures in 2015 (excluding acquisitions and related costs); however, actual capital expenditures may differ. For ongoing liquidity purposes, we primary intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant portion of the contract revenue is paid upfront and most contracts are renewed during the latter part of the fourth quarter. Many renewals are billed in December and January, which are normally collected in the first quarter of the following year. As such, we have historically experienced a low level of cash every third quarter of a calendar year, but that may vary depending on any new significant contracts driven by state government projects, concurrent with the start of the state government’s fiscal year.

As of December 31, 2014, we had outstanding letters of credit of 7.5 million, which reduced the available line of credit to $42.5 million.

Indebtedness

As of December 31, 2014, our principal outstanding indebtedness was $992.0 million, consisting of 624.9 million from under the Term Loan Facility, $367.2 million under the Notes.
A discussion of our outstanding indebtedness as of December 31, 2014 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility, with a maturity of five years, and the $50.0 million Revolving Credit Facility with a maturity of five years. As of December 31, 2014, the Company had an outstanding letters of credit of $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.

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
In addition, the Senior Credit Facility requires Truven to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2014, the Consolidated Senior Secured Leverage Ratio and the maximum ratio at December 31, 2014 were 3.7 and 4.5, respectively, and we were in compliance with all the Senior Credit Facility covenants.

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

On April 11, 2014, we entered into the Third Amendment (the "Third Amendment") to our Senior Credit Facility (the "Senior Credit Facility") for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Senior Credit Facility to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million Revolving Credit Facility (which remained unchanged). The Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, the Company must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1.6 million each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Senior Credit Facility.

The Third Amendment also amended the Senior Credit Facility to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to the Company by increasing the maximum permitted ratios for certain periods from 2014 to 2016. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility.
10.625% Senior Notes due 2020

Old or Exchanged Notes
Notes were issued on June 6, 2012, under an indenture (the "Indenture", as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year, and have a maturity date of June 1, 2020.

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.
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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of December 31, 2014.

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

Pursuant to a registration rights agreement dated June 6, 2012 (the "Registration Rights Agreement"), we exchanged the Old Notes (and related guarantees) for the Exchange Notes.

Additional Notes

The Additional Notes were issued pursuant to the Indenture dated June 6, 2012 governing the Old Notes and, together with the Additional Notes, the "Notes"), as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among Truven, the Guarantors and the Trustee. The Additional Notes form a single series with the Notes and have the same terms as the Notes and rank equal in right of payments.
Pursuant to the Registration Rights Agreement entered into with respect to the Additional Notes, Truven and the guarantors agreed to use their commercially reasonable efforts to file with the SEC and cause to become effective by May 11, 2015, a registration statement relating to an offer to issue new registered notes having terms substantially identical to the Additional Notes in exchange for the outstanding Additional Notes. In certain circumstances, the Truven and the guarantors may be required to use commercially reasonable efforts to file a shelf registration statement to cover resales of the Additional Notes. Truven may be required to pay additional interest to holders of the Additional Notes under certain circumstances in connection with its obligations under the Registration Rights Agreement.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commitments as of December 31, 2014:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$367,150	$—	$—	$—	$367,150
Other long-term obligations(2)	624,880	6,360	12,720	605,800	—
Interest on indebtedness(3)	339,214	67,410	134,027	118,272	19,505
Operating lease obligations(4)	59,594	10,412	16,946	12,339	19,897
Capital lease obligations(5)	2,212	696	758	758	—
Total contractual obligation	$1,393,050	$84,878	$164,451	$737,169	$406,552

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and the Notes. The interest rate on the floating rate Senior Credit Facility has been assumed to be 4.5%, the applicable rate during the month of December 2014. Interest on the Notes was 10.625%.

(4) Represents amounts due under existing contractual operating leases related to our offices and other facilities.

(5)	Represents capital lease payments including interest of $0.2 million.

Off-balance sheet arrangements
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During 2014, $4.7 million of the prepaid balance was written off as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of December 31, 2014, there are no prepaid revenue share balances on the Company's balance sheet.

As of December 31, 2014, other than the operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See “Risk Factors-Risks related to our business-As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements.”

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
We believe that the key areas of subjectivity in relation to the allocation of purchase consideration involve determining the acquisition date fair value of identifiable intangible assets, computer hardware and other property and developed technology and content, and the measurement of deferred revenue. We detremine separately identifiable intangible assets in existence as at the date of acquisition. Using market participant assumptions and recognized valuation techniques, values are determined for these intangible assets. These valuation techniques require various assumptions including future levels of profitability; assumed royalty rates for relief from royalty valuations; and appropriate discount rates to present value the estimated cash flows. An assessment of useful lives is also required to establish future amortization expense. All of these assumptions and the resulting valuations are reviewed and approved by management.
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
Multiple element arrangements
The Company’s hosting arrangements are typically comprised of two deliverables: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription). Such deliverables are accounted for as separate units of accounting. Revenue is allocated to deliverables based upon relative best estimate of selling price (“ESP”). The objective of ESP is to determine the price at which the Company would offer each unit of accounting to customers if each unit were sold regularly on a standalone basis. The Company uses a cost plus a reasonable margin approach to determine ESP for each deliverable. Revenue related to implementation phase is recognized using a proportional performance model, with reference to labor hours. Revenue related to ongoing services, hosting or subscription is recognized on a straight line basis over the applicable service period, provided that all other relevant criteria are met.
Software-related products and services
Certain arrangements include implementation services as well as term licenses to software and other software related elements, such as post contract customer support (PCS). Revenues from implementation services associated with installed software model arrangements are accounted for separately using the proportional performance model, with reference to labor hours as discussed above. However, the software data installed and related PCS deliverable have no separate standalone value to the customers; therefore, revenue cannot be allocated to the individual elements, and as such are deferred until either (a) all elements within the arrangement have been delivered or (b) the undelivered elements within the arrangement qualify under one of the exceptions listed in FASB ASC paragraph 985-605-25-10. Once the initial database or software has been provided to customer and is ready to use, the recognition of revenue for the arrangement depends upon whether (and when) the ongoing data management services are considered to be delivered (thus permitting revenue to be recognized ratably over the remainder of the PCS period). The data management services and PCS are both considered to be delivered consistently throughout the contract term (i.e. the data management services and PCS are delivered simultaneously and over an identical period of time), and thus a ratable recognition pattern best approximates the rendering of both services.
If the implementation services do not qualify for separate accounting, they are recognized together with the related software and subscription revenues on a straight line basis over the term of service.
Developed Technology and Content
Certain costs incurred in connection with software and data content to be used internally are capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project. The capitalized amounts, net of accumulated amortization, are included in "Developed technology and content, net" on the balance sheet.
Developed technology and content is stated at cost less accumulated amortization. Amortization is computed based on the expected useful life of three to ten years.

Goodwill and Other Identifiable Intangible Assets
In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated from the acquired business and sold, transferred, licensed, rented or exchanged. The largest intangible assets from our businesses is the value of goodwill which include assembled workforce since the success of our business largely depend on the management, marketing and business development, contracting, and technical skills and knowledge of our employees. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. As of December 31, 2014, goodwill and other identifiable intangible assets amounted to $498.8 million and $382.9 million, respectively.

The most significant identifiable intangible assets for our business acquisitions is customer relationships and trademarks and trade names. The fair value for these identifiable intangible assets were determined, as of the date of acquisition. Customer relationships were valued using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Trademarks and trade names were valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset.

All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. In addition, we make assumptions about the useful lives of our intangible assets. Intangible assets (including our developed technology and content) are amortized over their useful lives, which have been derived based on an assessment of such factors as attrition, expected volume and economic benefit. We evaluate the useful lives of our intangible assets on an annual basis. Any changes to our estimated useful lives could cause depreciation and amortization to increase or decrease.

Carrying value of goodwill in each reporting unit is formally reviewed every November 1st of each year or whenever events or circumstances occur for possible impairment. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The Company had 5 reporting units at December 31, 2014 (and at November 1, 2014 when our annual goodwill impairment assessment was completed) compared to 3 reporting units at December 31, 2013 (and at November 1, 2013). The increase in the number of our reporting units was due to a realignment of the Company’s business under 2 business segments (Commercial and Government) during the second quarter of 2014, certain acquisitions during the year, and due to the changes in management reporting structure and how segment managers monitor and reviews the discrete financial information of components within the operating segments. The reporting units that were determined during the realignment in second quarter had fair values in excess of their carrying values and the related goodwill for each was reallocated and reassigned in the current reporting unit based on relative fair value approach. Currently, the Company's reporting unites are (1) Payer solutions (2) Life Science (3) Provider Solutions (4) Consulting Services (Simpler) and (5) Government.
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

We did not utilize a qualitative assessment approach for the November 1, 2014 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The impairment review process contains uncertainties because it requires us to make market participant assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. Since quoted market prices for our reporting units are not available, we estimate the fair value of the reporting unit or asset group using the income approach and the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved and we may be required to recognize additional impairment charges. The following are key assumptions we use in making cash flow projections:

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

Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale. The combined income approach and market approach to determine the fair value of each reporting unit received a weighted percentage of 70% and 30%, respectively, except for the Government which received a weighting of 100.0 percent under income approach given the early stage nature of the reporting unit, its earnings are not yet normalized, and that management has the most insight into the future direction of the Government business.

As of November 1, 2014, the fair value of each reporting unit using the combination of the income approach and the market approach exceeded its carrying value.

We evaluated the sensitivity of the discounted cash flow fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 100 basis points, or (2) reducing the Terminal Growth Rate by 100 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios, except for the Government reporting unit. In each of the two scenarios, the fair value of the Government reporting unit would have been less than its carrying value and step two of the impairment assessment would have been required. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in the excess of fair value over carrying value of more than 35% would be required before any reporting unit, with the exception of Government and Consulting services reporting units, would have a carrying value in excess of its fair value.

The table below presents the: (1) discount rates, (2) Long-term growth rates, (3) 2015 cash flows (4) five-year average cash flow growth rate, (5) goodwill balance as of November 1, 2014, (6) Fair values, (7) carrying values as of November 1, 2014, and (8) excess fair value percentage and dollar amount, for each of these four reporting units.

	Assumptions		Estimated cash flows					Excess of FV over CV
	Discount rates	Long-term growth rates	2015	Average Growth rate (2015-2019)	Goodwill balance	Fair values (FV)	Carrying values (CV)	Amount	%
Payer Solution	13.3%	3.0%	$29.5	9.0%	$121.7	$370.9	$253.0	$117.9	47%
Provider Solution	12.8%	3.0%	55.3	6.0%	250.6	720.3	434.3	286.0	66%
Life Science	13.3%	3.0%	7.6	11.0%	39.7	103.9	77.2	26.7	35%
Consulting services	15.8%	3.0%	6.5	16.0%	28.6	77.3	70.6	6.7	9%
Government (a)	12.8%	3.0%	2.8	37.0%	45.7	115.4	111.3	4.1	4%

(a) the expected increase in cash flows on government reporting unit was due to several large long-term contracts won on federal and state channels which include data integration, warehousing and decision support systems.
As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, depending on the circumstances and outcomes of the operations of our reporting units, we may be required to review goodwill for impairment for one or more of our reporting units prior to the next annual assessment (November 1, 2015), if the expected annual revenues from our government and consulting services reporting unit will be were significantly unfavorable due to unanticipated changes, reductions or cancellation of anticipated contracts; and depending on the outcome of the ability of the other reporting units to achieve: (a) 2015 projected revenues, operating income and cash flow, and (b) the win-loss experience on 2015 contract re-competitions and new business pursuits.
Impairment of Long Lived Assets
We periodically re-evaluate carrying values and estimated useful lives of long lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income. As of December 31, 2014, the Company concluded that there were no impairment on long lived assets.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities for each our out entities in each tax jurisdiction. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our policy is to include interest and penalties in our provision for income taxes.

As of December 31, 2014, we determined that it is not more likely than not that we will realize the net deferred tax asset of $1.3 million and recorded a full valuation allowance on the year end balance.
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
In May 2014, as part of its efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of December 31, 2014, we had $624.9 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of December 31, 2014 was 0.16%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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
Foreign Currency Exchange Risk
As a result of series of acquisitions, we have established or acquired certain foreign subsidiaries in the United Kingdom, India, Canada, Brazil, and Belgium whose functional currency is the British Pound Sterling and Indian Rupee, Canadian Dollar, Brazilian Real, and Euro, respectively. These subsidiaries have historically not been significant to our operations and certain subsidiaries were primarily established to function as sales and marketing support to the Parent. We do not believe that changes in these currencies relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain certain contracts and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein following the signature page, beginning on page F-1.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the "SEC"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014 because of the material weakness discussed below.

Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria due to the material weakness described below.
As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously reported a material weakness related to our resource complement. Specifically, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. This material weakness continues to exist as of December 31, 2014.
This material weakness resulted in audit adjustments to our 2014 consolidated financial statements. This material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated and combined financial statements that would not be prevented or detected.
As we are an Emerging Growth Company and a public debt filer, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.

Remediation of Previously Reported Material Weaknesses
During 2014, the Company implemented the requirements of Section 404 and, while undergoing this implementation, addressed the processes and controls surrounding three of the four previously reported material weaknesses. As a part of this implementation, the Company documented its significant financial reporting processes and controls, including the processes around account reconciliations, accounting for taxes and accounting for business combinations. Key controls were designed and tested in 2014. While undergoing this process, the Company enhanced its quarterly and annual financial procedures to allow for more substantive review of financial results before the release of quarterly earnings and the filing of the quarterly reports of Form 10-Q and Annual Report on Form 10-K and added resources to support the additional review procedures.
As a result, management determined that the following material weaknesses have been remediated as of December 31, 2014: (1) the Company does not maintain effective controls over reconciliation of certain financial statement accounts; (2) the Company does not maintain effective controls over the accounting for business combinations; and (3) the Company does not maintain effective controls over the accounting for taxes.

Remediation Plan
To remediate the material weakness related to our finance and accounting resources, management plans to:

•	Hire additional subject matter experts in the areas of revenue recognition and capitalization of assets to assist the Controller’s group with handling complex accounting transactions.

•	Hire additional experienced accounting personnel to support general accounting activities at the business unit level, newly acquired businesses and international locations.

•	Provide training and comprehensive guidance, while enhancing process, procedures and controls.

Management continues to be committed to finalizing remediation plans and implementing the necessary enhancements to remediate this material weakness over the course of the next 12 months. The material weakness will not be considered remediated until: (1) new personnel are hired and new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new personnel and new processes and related controls are operating effectively.

Changes in Internal Control over Financial Reporting
In order to remediate the material weakness related to maintaining effective controls over accounting for business combinations, the following changes in internal controls were implemented in the quarter ended December 31, 2014:

•	Implemented a detailed accounting review of purchase agreements to assess accounting implications.

•	Established a management team for reviewing financially significant risk areas.

•	Instituted account reconciliation controls and management review of key financial statement accounts of businesses acquired.

•	Implemented controls to review key assumptions and calculations used in purchase accounting entries and controls to ensure timely, accurate and complete data transfer of those key inputs.

•	Strengthened management’s oversight and review of critical purchase accounting adjustments and opening balance sheet amounts.
These changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors
The following is information about those individuals who currently serve as directors of Truven Holding and Truven, except for Charles S. Ream, who only serves as director at Truven. Each of these directors has served in such capacity since the closing of the Prior Acquisition on June 6, 2012, except for Benjamin M. Polk, who has served in such capacity since October 2012 and Charles S. Ream who has served in such capacity since October 2014. In accordance with the by‑laws, each director shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal. The age of each individual in the table below is as of December 31, 2014:

Name	Age	Position
Ramzi M. Musallam	46	Chairman of the Boards of Directors
Mike Boswood	64	Director, President and Chief Executive Officer
Hugh D. Evans	46	Director
Jeffrey P. Kelly	40	Director
Benjamin M. Polk	63	Director
Charles S. Ream	71	Director
Biographical information concerning our directors is set forth below.
Ramzi M. Musallam serves as the Chairman of our boards of directors. Mr. Musallam is the Managing Partner of Veritas, which he has been associated with since 1997. Previously, Mr. Musallam worked at the private equity firms Pritzker & Pritzker and Berkshire Partners. He is a member of the board of directors of CPI International, Inc., as well as a member of the boards of directors of several private companies, and was a member of the boards of directors of Vangent, Inc. from February 2007 to September 2011, Aeroflex Holding Corp. from August 2007 to September 2014, and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Mathematical Economics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our boards of directors because of his position as the Managing Partner of Veritas, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Mike Boswood serves as our President and Chief Executive Officer, and as a member of our boards of directors. Mr. Boswood joined Thomson Reuters in 1997 and served until 2008 as President and Chief Executive Officer of Thomson International Legal & Regulatory, where he led development and execution strategies designed to grow Thomson Reuters’ legal and regulatory businesses outside of North America, particularly through investment in online services, most notably local Westlaw services. From 2008 until the closing of the Prior Acquisition, Mr. Boswood served as President and Chief Executive Officer of Thomson Reuters Healthcare (2008 and 2011‑2012) and President and Chief Executive Officer of the combined Healthcare & Science business of Thomson Reuters (2009‑2010). Prior to joining Thomson Reuters, Mr. Boswood held a number of senior positions at Reed Elsevier in the United Kingdom, The Netherlands and the United States. At Reed Elsevier, Mr. Boswood served as Managing Director of Elsevier Science Ltd., as Joint Managing Director of Elsevier Science Publishers BV and as President of Elsevier Science Inc. Mr. Boswood received a Bachelor’s degree in history and philosophy from the University of Kent at Canterbury. He is a past president of the UK Publishers Association, served on the board of the Copyright Clearance Center Inc. from 1988‑1995 and was non‑executive chairman of the Institute of Physics Publishing from 2004‑2007.
Hugh D. Evans serves as a member of our boards of directors. Mr. Evans is a Managing Partner at Veritas. Prior to joining Veritas in 2005, Mr. Evans was a Partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a Principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at

Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly‑owned subsidiary of Merrill Lynch. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Evans is the Chairman of the board of CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Evans previously served on the board of directors of Aeroflex Holding Corp., from August 2007 to September 2014. Mr. Evans was chosen to serve on our boards of directors because of his position as a Partner of Veritas, his experience on other public and private company boards and his extensive experience in finance and private equity investment.
Jeffrey P. Kelly serves as a member of our boards of directors. Mr. Kelly is a Principal at Veritas. Prior to joining Veritas in 2008, Mr. Kelly was a Vice President in the Leveraged Finance Group at Goldman Sachs & Co., where he structured and executed loan and high yield bond financings for leveraged buyouts and strategic acquisitions across a variety of industries. Mr. Kelly currently serves as a member of the board of directors of CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Kelly holds a B.S. in Finance from Washington University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Kelly was chosen to serve on our boards of directors because of his experience and familiarity with Truven and his extensive experience in finance, capital markets and private equity investment.
Benjamin M. Polk serves as a member of our boards of directors. Mr. Polk is a Partner at Veritas. Prior to joining Veritas in 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career, Mr. Polk worked with Veritas as its lead outside legal counsel on virtually every major transaction Veritas has been involved in since its founding. Mr. Polk is a member of the boards of directors of Monster Beverage Corporation, and CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Polk previously served on the board of directors of Aeroflex Holding Corp., from November 2012 to September 2014. He holds a B.A. from Hobart College and a J.D. from Cornell Law School. Mr. Polk was chosen to serve on our boards of directors because of his extensive experience in finance and private equity investment.
Charles S. Ream has served as a member of the board of directors of Truven since October 2014. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 until his retirement in June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes Aircraft Company, Mr. Ream was a partner with Deloitte & Touche LLP. Mr. Ream is a member of the board of directors of Engility Holdings, Inc. Mr. Ream previously served as a member of the boards of directors of Stewart and Stevenson (2004‑2006), Vangent, Inc. (2007‑2011), DynCorp International, Inc. (2006‑2010), Stanley, Inc. (2006‑2010), Allied Defense Group, Inc. (2006-2014), Aeroflex Holding Corp. (2010‑2014) and Vencore Inc. (2011‑2014). Mr. Ream holds a B.S. in accounting and a Master of Accounting degree from the University of Arizona and is a Certified Public Accountant (inactive). Mr. Ream was selected to serve as one of our directors because of his extensive accounting, financial management and board experience.

Information concerning our executive officers
With the exception of Mr. Boswood, our President and Chief Executive Officer, whose information is presented above with the information about our directors, the following is information about our executive officers. Each of these executive officers has served in such capacity since the closing of the Prior Acquisition on June 6, 2012, except for Dr. Michael Taylor, Roy Martin and Rich Holada, who have served in such capacity since February 2013, July, 2013 and December 2014, respectively. The age of each individual in the table below is as of December 31, 2014:

Name	Age	Position
Philip Buckingham	59	Executive Vice President and Chief Financial Officer
Rich Holada	51	Senior Vice President of Technology and Chief Technology Officer
Jon Newpol	56	Executive Vice President, Government
Anita Brown	46	Senior Vice President, Strategy and Marketing
Roy Martin	59	Executive Vice President, Commercial
Andra Heller	55	General Counsel
Andrea Degutis	61	Senior Vice President, HR & Communications
Dr. Michael Taylor	60	Chief Medical Officer

Biographical information of our executive officers:

Phil Buckingham serves as our Executive Vice President and Chief Financial Officer. Mr. Buckingham joined our Predecessor in 2006 and has focused on portfolio optimization, including the divestiture of over $200 million of non‑strategic annual revenue, and on improving business processes and efficiencies. Mr. Buckingham served at Thomson Reuters for over 15 years and held various additional senior finance positions across Thomson Reuters business units, including Thomson Financial and Thomson Learning. Prior to joining Thomson Reuters, Mr. Buckingham held various positions with The McGraw‑Hill Companies and Deloitte, Haskins & Sells. He has over 30 years of finance experience. Mr. Buckingham received his Bachelor’s degree in accounting from Rutgers University and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Rich Holada serves as our  Senior Vice President of Technology and Chief Technology Officer.  In this capacity he is responsible for the strategic data and technology vision, operational execution, and leadership of the Technology Division. Mr. Holada joined the Company in December 2014. From 2010 through 2014 Mr. Holada served as a Vice President - Software Group at IBM.  In that capacity he led the Predictive Analytics and Business Intelligence product lines, and formed the Watson Legal practice. He served as the Chief Technology Officer for SPSS, Inc., a Chicago based provider of Predictive Analytic technology, until its acquisition by IBM. Mr. Holada received his Bachelor’s of Science degree in Computer Science from the University of Illinois and his Juris Doctor from the John Marshall Law School in Chicago.

Jon Newpol serves as our Executive Vice President, Government Division, in which capacity he is responsible for the strategic vision, leadership and operational execution of our customer channels in the Government Division. Mr. Newpol held a variety of leadership positions within Thomson Reuters from the time he joined the company in 1995 until the closing of the Prior Acquisition. He has over 25 years of experience in employee benefits and healthcare management. Prior to joining Thomson Reuters, Mr. Newpol was a health and welfare benefits consultant with two consulting firms‑Aon and Foster Higgins. Before that, he held various positions with Prudential, most notably as founder and Executive Director of its northeastern Ohio health plan. Mr. Newpol received a Bachelor of Business Administration in corporate risk management and insurance from the University of Georgia, a Master of Business Administration from the College of William and Mary and a Master of Public Health in health policy management from Emory University. He holds the CEBS, CLU and ChFC designations.

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
Dr. Michael Taylor serves as our Chief Medical Officer. Dr. Taylor is responsible for developing, evaluating, and maintaining health and wellness efforts as well as thought leadership, strategy, and expertise in innovation and product development across the healthcare spectrum. Dr. Taylor joined our Predecessor in 2011 as Vice President and National Business Medical Leader within the employer market. He remained with us in that role following the closing of the Prior Acquisition on June 6, 2012, until he was appointed as our Chief Medical Officer in February 2013. Prior to joining our Predecessor, Dr. Taylor served as the Medical Director for health promotion and disease management for Caterpillar Inc. from 2000 to 2011. Dr. Taylor was a co‑owner of a five person medical group for 14 years, practicing outpatient and hospital‑based primary care in Pekin, Illinois. He was Chief of Medicine and Chief of Staff at that hospital. He later served for 3 years as the Chief Medical Officer for Pekin Hospital and Progressive Health Systems, involved in quality improvement, developing and implementing a hospitalist program, and served as Medical Director for the Pharmacy/Therapeutics committee for the hospital and health plan. Dr. Taylor has served on the boards of the Integrated Benefits Institute (IBI) and the Midwest Business Group on Health (MBGH), and as the Chairman of the Board for The Center for Health Value Innovation. Dr. Taylor graduated from the University Of Illinois College Of Medicine in 1980, and completed an Internal Medicine residency at the University Of Illinois College Of Medicine in Peoria in 1983. Dr. Taylor is a board‑certified internist and is a Fellow in the American College of Physicians and a member of the American College of Occupational and Environmental Medicine.
Audit committee

Our board of directors has established an audit committee. Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our audit committee provide oversight and review of the Company’s accounting and financial functions and its financial reporting process in consultation with the Company’s independent and internal auditors relating to (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Company’s independent and internal auditors, and (iv) the performance of the internal audit function.  The members of our audit committee for the fiscal year ended December 31, 2014, were Jeffrey Kelly, Benjamin Polk, and Charles Ream. Mr. Ream is our audit committee chairman and financial expert under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act and is “independent” as defined under the Exchange Act. Our audit committee acts pursuant to a written charter adopted by the Board of Directors.

Code of Ethics
We have adopted a code of ethics for all employees, including our chief executive officer, chief financial officer, chief accounting officer and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at http://truvenhealth.com/about-us/our-company.

ITEM 11 - EXECUTIVE AND DIRECTOR COMPENSATION
The information in this Executive Compensation section reflects the cash and noncash compensation of our named executive officers:

Mike Boswood	President and Chief Executive Officer
Philip Buckingham	Executive Vice President and Chief Financial Officer
Roy Martin	Executive Vice President, Commercial

The following table sets forth the cash and other compensation we have paid to our named executive officers for 2014 and 2013:
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards[1] ($)	Non-Equity Incentive Plan Compensation[2] ($)	All Other Compensation[3]($)	Total ($)
Mike Boswood, President and CEO	FY 2014	525,000	—	320,550	—	—	845,550
	FY 2013	525,000	—	400,533	—	—	925,533

Philip Buckingham, Executive Vice President and CFO	FY 2014	415,000		111,496		16,427	542,923
	FY 2013	405,923	—	139,316	—	9,005	554,244

Roy Martin, Executive Vice President, Commercial	FY 2014	425,000	—	163,986	—	93,000	681,986
	FY 2013	206,096		79,073	—	7,846	293,015

1.
Amounts in this column include the grant date fair value of Class B Membership Interests in Holdings LLC that were granted to each of the named executive officers. The Class B Membership Interests of the named executive officers are non-transferable and vest 20% annually, subject to continued employment with Truven. The fair value at the date of grant was based upon the value of the Class B Membership Interests of Holdings LLC less a 30% marketability discount. The amounts represent the estimate of compensation costs recognized in 2014 and 2013, excluding the effect of forfeiture and using the fair value of the awards as determined on the grant date. See "Membership Interests" below for more information regarding the Class B Membership Interests.

2.
The named executive officers’ 2014 and 2013 target annual incentive awards (as a percentage of their annual base salaries) were as follows: Mr. Boswood-125%, Mr. Buckingham-75% and Mr. Martin-75%. The Company did not achieve the minimum targets for revenues, Adjusted EBITDA and free cash flows for 2014 and 2013, so there were no annual incentive awards paid to these executive officers under Truven’s 2014 or 2013 Annual Incentive Plans.

3.
Amounts in this column include the employer contributions made by Truven during our fiscal years 2014 and 2013 under the Truven Health Analytics Inc. 401(k) Savings Plan (the “401(k) Plan”) on behalf of each named executive officer, as follows: Mr. Buckingham-$10,427 and $3,005, respectively; and Mr. Martin-$9,000 and $7,846, respectively. Mr. Boswood does not participate in the 401(k) Plan. The amount for Mr. Buckingham also includes $6,000 in 2014 and 2013, which were the aggregate amounts paid by Truven to Mr. Buckingham for a $500 monthly automobile allowance. The amount for Mr. Martin in 2014 also includes a housing allowance of $84,000.

Equity Award Grants
On December 6, 2013, Roy Martin was granted Class B Membership Interests in Holdings LLC of 0.6%. The Class B Membership Interests vest 20% annually, subject to continued employment with Truven. There were no equity award grants to the named executive officers during 2014.
Outstanding Equity Awards
The table below provides information concerning the Class B Membership Interests that have not vested for each named executive officer outstanding as of December 31, 2014.

Outstanding Equity Awards Table for 2014 Fiscal Year End

Name	Class B Membership Interests That Have Not Vested (%)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]
Mike Boswood	0.69	818,147
Philip Buckingham	0.24	284,573
Roy Martin	0.48	569,146

1.
Amounts in this column represent the unvested Class B Membership Interests in Holdings LLC (as a percentage of the total Class A Membership Interests and Class B Membership Interests that may be issued) that were granted to each of the named executive officers. 20% of each named executive officer’s Class B Membership Interests will vest on each of the first five anniversaries and 100% of each Class B Membership Interest will vest in certain circumstances in connection with a “change in control”. See “Class B Membership Interests” below for more information regarding the terms of the Class B Membership Interests.

2.
The Class B Membership Interests are not publicly listed and therefore market value information is not readily available. Amounts in this column represent the fair value at December 31, 2014 of the unvested Class B Membership Interests in Holdings LLC. See footnote 1 to the “Summary Compensation Table for Fiscal Year 2014” for more information regarding the valuation of the Class B Membership Interests and “Class B Membership Interests” below for more information regarding the terms of the Class B Membership Interests.

Offer Letters
Philip Buckingham. Mr. Buckingham’s offer letter from Truven, dated August 27, 2012 and revised on March 13, 2013, offered him the position of Executive Vice President and Chief Financial Officer, with an annual base salary of $415,000. The letter provides him with a target annual incentive award of 75% of his base salary, full eligibility in Truven’s health and welfare programs, eligibility for participation in the 401(k) Plan, a monthly automobile allowance, and severance in the form of base salary continuation for 2 years if Mr. Buckingham is involuntarily terminated other than for cause and he executes a standard Truven separation agreement.
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
Philip Buckingham. Mr. Buckingham had a retention agreement with Thomson Reuters, dated April 16, 2012. The retention agreement provided Mr. Buckingham with the opportunity to earn performance bonuses of $220,506, $64,263 and $539,700 subject to the successful achievement of certain performance criteria, each payable on March 31, 2013, subject to his continued employment with Truven for 90 days following the closing of the Prior Acquisition. These bonuses were paid on March 29, 2013. The retention agreement provided Mr. Buckingham other incentives, benefits and severance rights, none of which are obligations of Truven or conditioned upon Mr. Buckingham’s employment with Truven. In addition, Mr. Buckingham had a letter from Thomson Reuters, dated March, 2012, providing for payment of $150,000 on or about July 6, 2013, subject to his continued employment with Truven for one year following the closing of the Prior Acquisition. This amount was paid on July 18, 2013.
Membership Interests
On October 18, 2012, Mr. Boswood and Mr Buckingham received Class B Membership Interests of Holdings LLC of 1.15% and 0.4%, respectively of the total 4.39% of the issued and outstanding Class B Membership Interests of Holdings LLC. In December 2013, Mr. Martin received Class B Membership Interests of Holdings LLC of 0.6%. On April 11, 2014, Holdings LLC amended the Operating Agreement and provided 0.9% of Class B-1 Membership Interests in Holdings LLC to other executives.
The Class B and Class B-1 Membership Interests ("Membership Interests") are considered to be profits interests, representing the right to receive a percentage of the distributions when made by Holdings LLC if such distributions exceed specified internal rate of return thresholds. Membership Interests do not entitle the holder to any portion of the fair value of Holdings LLC as of the date of issuance.

Membership Interests may not exceed 6.25% in the aggregate. If the issuance of any additional Membership Interests causes the aggregate Membership Interests of outstanding members to exceed 6.25%, the Membership Interests of all outstanding holders of Membership Interests (including our named executive officers) will be reduced on a pro rata basis, based on their respective Membership Interests, so that the aggregate Membership Interests held by all members does not exceed 6.25%. If the employment duties of any of our named executive officers are changed, the percentage of his Membership Interest may be increased or decreased by Holdings LLC.
Subject to continued employment with Truven, 20% of each named executive officer's outstanding Membership Interests vests annually over five years. The Membership Interests would also become fully vested six months following a change in control or upon the named executive officer's employment being terminated without cause or as a result of his death or disability within the six-month period following a change in control.
If a named executive officer’s employment with us terminates for any reason or he engages in competitive activity, that named executive officer will forfeit any unvested portion of his Membership Interest and Holdings LLC will have the right, within 180 days of that termination, to repurchase for its fair value the vested portion of his Membership Interest. If the named executive officer’s employment terminates as a result of his commission of an act of fraud, theft or financial dishonesty, his indictment or conviction of a felony or his engaging in competitive activity, he will forfeit for no consideration all of his Membership Interests, whether vested or unvested.
Membership Interests generally may not be transferred, with very limited exceptions. Under certain circumstances, the named executive officers may be required to transfer their Membership Interests if more than 50% of the outstanding Class A Membership Interests are transferred.
As of December 31, 2014, members of management owned 5.29% of the total issued and outstanding Membership Interests of Holdings LLC. As of December 31, 2014, 0.74% of the Class B Membership Interests of the named executive officers had vested.
Annual Incentive Plan
Truven’s Annual Incentive Plan links compensation of participants with the financial performance of Truven. Each participant’s target annual incentive award is expressed as a percentage of his or her base salary based on the participant’s position within Truven. Annual incentive award payouts may be higher or lower than the target annual incentive awards, based on Truven’s financial performance. Financial performance is determined in Truven’s discretion and was weighted in 2014 and 2013 for revenues (35%), Adjusted EBITDA (45%) and free cash flow (20%) subject to exceeding certain performance thresholds. Participants generally must be Truven employees on the date that awards are paid in order to receive their annual incentive awards; however, a participant may be entitled to receive all or a portion of his or her annual incentive award if a participant’s employment is terminated without cause prior to the payment date, depending on the participant’s date of termination. The named executive officers’ target annual incentives for 2014 and 2013 (as a percentage of their base salaries) were as follows: Mr. Boswood-125%, Mr. Buckingham-75%. Based on 2014 and 2013 revenues, Adjusted EBITDA, and free cash flows, no annual incentive awards were paid out under Truven’s Annual Incentive Plans to these named executive officers. In 2015, financial performance will be weighted for revenues (35%), Adjusted EBITDA (45%), and free cash flow (20%), subject to exceeding certain performance thresholds.
401(k) Plan
The 401(k) Plan is a tax-qualified defined contribution savings plan for the benefit of all eligible employees of Truven. Employee contributions, including after-tax contributions, are permitted by means of pay reduction subject to a minimum of 1% and a maximum of 25% of plan compensation per payroll period. The 401(k) Plan also provides for regular employer matching contributions up to a maximum of 100% of employee contributions (other than catch-up contributions) up to 3% of a participant’s plan compensation. All employee contributions and earnings on employee contributions are at all times fully vested. Employer matching contributions are vested at a rate of 25% per year of service and are completely vested after four years of service. The employer contributions made by Truven during 2014 and 2013 under the 401(k) Plan on behalf of each named executive officer, are as follows: Mr. Buckingham-$10,427 and $3,005, respectively; and Mr. Martin-$9,000 and $7,846, respectively. Mr. Boswood did not participate in the 401(k) Plan.

COMPENSATION OF DIRECTORS
During 2014 and 2013, Mr. Boswood was the only member of the board of directors of Truven who was also an executive of Truven. Mr. Boswood did not receive any additional compensation for the services he provided to Truven as a member of its board of directors during 2014 and 2013. The non-executive directors of Truven include Ramzi M. Musallam, who serves as the chairman of the board, Hugh D. Evans, Jeffrey P. Kelly, Benjamin M. Polk and Charles S. Ream. During 2014 and 2013, the non-executive directors of Truven did not receive any compensation for their service on the board of directors of Truven. None of the directors of Truven Holding received any compensation for their service on the board of directors of Truven Holding.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2014, Ramzi M. Musallam, Hugh D. Evans, Jeffrey P. Kelly and Benjamin M. Polk participated in discussions regarding the compensation packages of the named executive officers, none of whom have any relationships that would create a compensation committee interlock as defined under applicable SEC regulation.

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
The following table sets forth information as of March 17, 2014, with respect to the beneficial ownership of the Class A and Class B membership interests in Holdings LLC by:

∙	each person who is known by us to beneficially own 5% or more of Holdings LLC outstanding equity;
∙	each member of Truven's board of directors, the board of directors of Truven Holding, and the manager of Holding LLC;
∙	each of the named executive officers in the Summary Compensation Table; and
∙	all executive officers and directors as a group.

To the Company’s knowledge, each of the holders of Class A and Class B membership interests in Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name of Beneficial Owner (1)	Percent of Class A Interests (2)	Percent of Class B Interests (2)
Veritas Capital (3)(4)	99.2%	--
Ramzi M. Musallam (3)(5)	99.2%	--
Mike Boswood	*	1.1%
Hugh D. Evans (3)	--	--
Jeffrey P. Kelly (3)	--	--
Benjamin M. Polk (3)	--	--
Charles S. Ream (3)	--	--
Philip Buckingham	*	*
Roy Martin	*	*
All executive officers and directors as a group (14 persons)	100%	3.6%

*Denotes beneficial ownership of less than 1%.

1	Except as otherwise indicated, the address for each of the named beneficial owners is 777 E. Eisenhower Parkway, Ann Arbor, Michigan 48108.
2
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Class A, Class B and Class B1 membership interests represented 94.71%, 4.39% and 0.9% of Truven Holdings LLC membership interests, respectively.

3
The address for Veritas Capital and Messrs. Musallam, Evans, Polk, Kelly and Ream is c/o Veritas Capital, and the address is Veritas Capital Fund Management., LLC, 590 Madison Avenue, New York, New York, 10022.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory agreement
At the closing of the Prior Acquisition, we entered into an advisory agreement with the Sponsor under which the Sponsor provides certain advisory services to us. As compensation for these services, we paid a transaction fee at the closing of the Prior Acquisition. We will also continue to pay an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million, and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. In addition to the fees described above, we will also pay or reimburse the Sponsor or any of its affiliates for its out of pocket costs incurred in connection with activities under the advisory agreement, as well as the reasonable costs and expenses of its counsel and any advisers in connection with the monitoring of its investments in us, any requested amendment or waiver of any investment document and the sale or disposition of their respective interests in us. For the year ended December 31, 2014, the Company recorded an expense of $4.9 million, which represented the Sponsor advisory fee of $2.9 million and $2.0 million in transaction fees, and is presented within other operating expenses in the Company's condensed consolidated statements of comprehensive loss.
Limited liability company agreement
At the closing of the Prior Acquisition, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CIPH Holdings LLC (an entity managed by the Sponsor and owned by certain co-investors) and VCPH Investments LLC entered into the limited liability company agreement of Holdings LLC that sets forth provisions relating to the management and ownership of Holdings LLC, including rights to manage Holdings LLC. In addition, the limited liability company agreement provides for, among other things, restrictions on the transferability of equity of Holdings LLC, tag along rights, drag along rights, rights of first refusal, preemptive rights and information rights. The limited liability company agreement of Holdings LLC has been amended several times following the closing of the Prior Acquisition, primarily in connection with the issuance of Membership Interests.
Registration Rights Agreement
At the closing of the Prior Acquisition, Holdings LLC and VCPH Holding Corp. (now known as Truven Holding) entered into a registration rights agreement with us. The registration rights agreement grants Holdings LLC customary demand and piggyback registration rights for the benefit of The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and certain co-investors and piggyback registration rights for the benefit of certain members of our management.
Agreements with Thomson Reuters
In connection with the Transactions, we entered into several transactions with affiliates of Thomson Reuters:
Transitional services agreement.    We entered into a transitional services agreement with Stock Seller upon the closing of the Prior Acquisition, which covered the provision of office space and services for certain operating areas, including facilities management, human resources, finance and accounting operations (including accounts payable and payroll processing), treasury, sourcing and procurement and IT services, among other services necessary for the conduct of our business. Pursuant to the agreement, Stock Seller and its affiliates were required to perform these services for certain pre-determined periods ranging from 30 days to one year (with the option to extend certain IT services), with most of the services being performed for periods between 90 days and nine months. All of these services have been fully performed and completed in second half of 2013. The expense incurred under this service agreement for the year ended December 31, 2013, totaled $10.5 million, which is included in the other operating expenses in the condensed consolidated statements of comprehensive income (loss).

Stock Seller was entitled to fees for each of the services it provides pursuant to the transitional services agreement and was entitled to additional fees representing costs associated with any service changes made at our request.
Reverse transitional services agreement. We entered into a reverse transitional services agreement with Stock Seller upon the closing of the Prior Acquisition, pursuant to which we provide Stock Seller with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we provided these services for certain pre-determined periods with all such services ended on March 31, 2014.
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
India services agreement. We entered into a transitional services agreement with Stock Seller upon the closing of the Prior Acquisition, which covered the provision of services including certain data management, analytics, support, audit and compliance services and software development, among other services. Such services were provided by Stock Seller from its locations in Bangalore, Chennai and Hyderabad, India and were being offered under the agreement for an initial period of up to five months, with a mutual option for a three month extension and further options to extend on a month by month basis if we and Stock Seller so agreed. All of these services have been fully performed.

Other arrangements. In addition, we will continue to provide services to and purchase services from Thomson Reuters and its affiliates under normal commercial terms.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by PricewaterhouseCoopers, LLP, the Company’s principal accountant, for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Audit Fees (1)	$2,349,556	$2,050,500
Audit Related Services (2)	1,004,823	—
All Other Fees (3)	1,944	2,844
Total	$3,356,323	$2,053,344

1.
Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, comfort letters, consents and review of documents filed with the SEC.

2.	Audit related services includes financial and tax due diligence services performed in 2014, related to 2014 acquisitions.

3.	All other fees include fees and subscription for access to an accounting research tool in 2014 and 2013.

Pre-Approval Policies and Procedures

The Audit Committee annually engages and pre-approves the audit fees provided by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are regularly required to be specifically identified and submitted to the board of directors for approval during regularly scheduled meetings.

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

10.7*	Annual Incentive Plan: 2014 Terms and Conditions of Truven Health Analytics Inc.
10.8†
Offer Letter, dated August 27, 2012 and revised October 1, 2012 and March 13, 2013, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) and accepted by Philip Buckingham on March 13, 2013, filed as Exhibit 10.7 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.10
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

10.11
Third Supplemental Indenture, dated as of November 3, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.12
Fourth Supplemental Indenture, dated as of November 5, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.13
Fifth Supplemental Indenture, dated as of November 12, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.3 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.14
Sixth Supplemental Indenture, dated as of November 12, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.4 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.15
Registration Rights Agreement between Truven Health Analytics Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as Initial Purchaser, filed as Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, December 31, 2013, period from inception (April 20, 2012) to December 31, 2012, and period from January 1, 2012 to June 6, 2012, (iii) Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2014 and 2013, period from inception (April 20, 2012) to December 31, 2012, and period from January 1, 2012 to June 6, 2012, (iv) Consolidated and Combined Statement of Equity as of December 31, 2014 and 2013, December 31, 2012, and June 6, 2012, and (v) Notes to Consolidated and Combined Financial Statements.

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2015
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUVEN HOLDING CORP.	TRUVEN HEALTH ANALYTICS INC.
(Registrant)	(Registrant)

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 13, 2015	Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 13, 2015	Date: March 13, 2015

By: /s/ PHILIP BUCKINGHAM	By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer	Philip Buckingham, Executive Vice President and Chief Financial Officer
Date: March 13, 2015	Date: March 13, 2015

By: /s/ JAMES BOLOTIN	By: /s/ JAMES BOLOTIN
James Bolotin, Vice President and Controller (Principal Accounting Officer)	James Bolotin, Vice President and Controller (Principal Accounting Officer)
Date: March 13, 2015	Date: March 13, 2015

By: /s/ RAMZI M. MUSALLAM	By: /s/ RAMZI M. MUSALLAM
Ramzi M. Musallam, Chairman	Ramzi M. Musallam, Chairman
Date: March 13, 2015	Date: March 13, 2015

By: /s/ HUGH D. EVANS	By: /s/ HUGH D. EVANS
Hugh D. Evans, Director	Hugh D. Evans, Director

Date: March 13, 2015	Date: March 13, 2015

By: /s/ JEFFREY P. KELLY	By: /s/ JEFFREY P. KELLY
Jeffrey P. Kelly, Director	Jeffrey P. Kelly, Director
Date: March 13, 2015	Date: March 13, 2015

By: /s/ BENJAMIN M. POLK	By: /s/ BENJAMIN M. POLK
Benjamin M. Polk, Director	Benjamin M. Polk, Director
Date: March 13, 2015	Date: March 13, 2015

By: /s/ CHARLES S. REAM
Charles S. Ream, Director
Date: March 13, 2015

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material will be provided to our security holder.

Truven Holding Corp.
Index to Financial Information

Audited Consolidated and Combined Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2014 and 2013 (Successor)	F-4

Consolidated and Combined Statements of Comprehensive (Loss) - For the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), period from inception (April 20, 2012) to December 31, 2012 (Successor), and period from January 1, 2012 to June 6, 2012 (Predecessor)
F-5

Consolidated and Combined Statements of Cash Flows - For the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), period from inception (April 20, 2012) to December 31, 2012 (Successor), and period from January 1, 2012 to June 6, 2012 (Predecessor)
F-6

Consolidated and Combined Statements of Equity - As of December 31, 2014 (Successor), December 31, 2013 (Successor), December 31, 2012 (Successor), and June 6, 2012 (Predecessor)	F-8

Notes to Consolidated and Combined Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Truven Holding Corp.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, of equity, and of cash flows for the years ended December 31, 2014 and 2013, and for the period from April 20, 2012 (date of inception) through December 31, 2012 present fairly, in all material respects, the financial position of Truven Holding Corp. and its subsidiaries (the “Successor”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, and for the period from April 20, 2012 (date of inception) through December, 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Truven Holding Corp.

In our opinion, the accompanying combined statements of comprehensive income loss, of equity, and of cash flows for the period from January 1, 2012 through June 6, 2012 present fairly, in all material respects, the results of operations and cash flows of Thomson Reuters Healthcare (the "Predecessor"), a business of Thomson Reuters Corporation, for the period from January 1, 2012 through June 6, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
April 1, 2013

Truven Holding Corp.
Consolidated Balance Sheets

(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$12,604	$10,255
Trade and other receivables (less allowances of $1,244 and $1,530, respectively)	120,214	97,798
Prepaid expenses and other current assets	30,251	24,208
Deferred tax assets	621	—
Total current assets	163,690	132,261
Computer hardware and other property, net	37,435	48,037
Developed technology and content, net	134,078	148,637
Goodwill	498,820	457,677
Other identifiable intangible assets, net	382,879	362,014
Other noncurrent assets	16,187	15,977
Total assets	$1,233,089	$1,164,603
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$67,228	$53,376
Deferred revenue	129,129	128,392
Current portion of long-term debt	6,360	5,350
Capital lease obligation	664	1,596
Deferred tax liabilities	—	711
Taxes payable	173	189
Total current liabilities	203,554	189,614
Deferred revenue	5,456	2,096
Capital lease obligation	1,374	2,102
Long-term debt	971,362	866,908
Deferred tax liabilities	621	22,027
Other noncurrent liabilities	3,599	2,573
Total liabilities	1,185,966	1,085,320
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	483,550	478,549
Accumulated deficit	(436,123)	(399,101)
Foreign currency translation adjustment	(304)	(165)
Total equity	47,123	79,283
Total liabilities and equity	$1,233,089	$1,164,603
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,		From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,
	2014	2013	2012	2012
	Successor			Predecessor

Revenues, net	$544,475	$492,702	$241,786	$208,998
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(292,999)	(265,541)	(141,558)	(112,050)
Selling and marketing, excluding depreciation and amortization	(57,413)	(56,157)	(30,958)	(25,917)
General and administrative, excluding depreciation and amortization	(55,937)	(41,042)	(13,042)	(27,173)
Allocation of costs from Predecessor Parent and affiliates	—	—	—	(10,003)
Depreciation	(22,350)	(21,219)	(6,700)	(6,805)
Amortization of developed technology and content	(38,752)	(31,894)	(15,470)	(12,460)
Amortization of other identifiable intangible assets	(45,402)	(34,460)	(19,527)	(8,226)
Goodwill impairment	—	(366,662)	—	—
Other operating expenses	(20,784)	(35,038)	(49,622)	(18,803)
Total operating costs and expenses	(533,637)	(852,013)	(276,877)	(221,437)
Operating Income (loss)	10,838	(359,311)	(35,091)	(12,439)
Interest expense	(69,616)	(70,581)	(49,014)	—
Interest income	—	—	—	3
Other finance costs	(930)	(24)	—	—
Loss before income taxes	(59,708)	(429,916)	(84,105)	(12,436)
Benefit from income taxes	22,686	84,927	29,993	4,803
Net loss	$(37,022)	$(344,989)	$(54,112)	$(7,633)

Other comprehensive loss:
Foreign currency translation adjustments	$(139)	$(165)	$—	$—
Total comprehensive loss	$(37,161)	$(345,154)	$(54,112)	$(7,633)
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,
	2014	2013	2012	2012
	Successor			Predecessor
Operating activities
Net loss	$(37,022)	$(344,989)	$(54,112)	$(7,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,350	21,219	6,700	6,805
Amortization of developed technology and content	38,752	31,894	15,470	12,460
Amortization of other identifiable intangible assets	45,402	34,460	19,527	8,226
Amortization of debt issuance costs	2,535	2,557	1,626	—
Amortization of debt discount	3,266	2,643	1,101	—
Amortization of unfavorable leasehold interest	—	(94)	(60)	—
Loss on extinguishment of debt	—	2,353	5,110	—
Goodwill impairment charge	—	366,662	—	—
Asset impairment charge	4,706	—	—	—
Deferred income tax (benefit) provision	(22,864)	(85,398)	(30,075)	543
Share-based compensation expense	1,271	1,457	329	2,519
Retention bonus in conjunction with the Acquisition	—	1,378	8,635	5,800
Changes in operating assets and liabilities:
Trade and other receivables	(5,228)	7,644	(27,544)	32,869
Prepaid expenses and other current assets	(9,303)	(5,690)	(6,436)	388
Accounts payable and accrued expenses	2,212	(40,385)	39,593	(21,582)
Bank overdrafts	—	—	—	(2,630)
Deferred revenue	(789)	2,815	47,433	(19,739)
Income taxes	(71)	107	—	(514)
Other, net	—	2	55	294
Net cash provided by (used in) operating activities	45,217	(1,365)	27,352	17,806
Investing activities
Acquisitions, net of cash acquired	(109,406)	—	(1,249,402)	—
Increase in notes receivable from VCPH Holding LLC	—	(300)	—	—
Capital expenditures	(32,661)	(43,485)	(31,270)	(10,285)
Net cash used in investing activities	(142,067)	(43,785)	(1,280,672)	(10,285)

Continued on next page

	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,
	2014	2013	2012	2012
	Successor			Predecessor
Financing activities
Issuance of common stock	—	—	464,400	—
Additional capital contribution	—	2,350	—	—
Proceeds from senior term loan, net of original issue discount	—	—	517,125	—
Proceeds from senior notes, including premium or net of original issue discount	41,200	—	325,007	—
Proceeds from revolving credit facility	30,000	30,000	—	—
Repayment of revolving credit facility	(60,000)	—	—	—
Principal repayment of senior term loan	(6,108)	(5,332)	(2,638)	—
Proceeds from senior term loan related to refinancing	100,000	86,105	166,995	—
Principal repayment of senior term loan related to refinancing	—	(74,773)	(166,995)	—
Premium payment for refinancing the credit facility	—	(5,760)	(5,153)	—
Payment of debt issuance costs	(4,095)	—	(21,616)	—
Payment of capital lease obligation	(1,659)	(825)	—	—
Decrease in net investment of Predecessor Parent	—	—	—	(16,760)
Decrease in notes receivable from Predecessor Parent	—	—	—	9,247
Net cash provided by (used in) financing activities	99,338	31,765	1,277,125	(7,513)
Effect of exchange rate changes in cash	(139)	(165)	—	—
Increase (decrease) in cash and cash equivalents	2,349	(13,550)	23,805	8
Cash and cash equivalents
Beginning of period	10,255	23,805	—	70
End of period	$12,604	$10,255	$23,805	$78

Supplemental cash flow disclosures
Interest paid	$63,258	$62,095	$36,299	$—
Income taxes paid	232	420	—	129
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Equity
(in thousands of dollars, unless otherwise indicated)

Predecessor					Net investment of Predecessor Parent
Balance at December 31, 2011					$354,299
Decrease in net investment of Predecessor Parent					(8,440)
Net loss					(7,633)
Balance at June 6, 2012					$338,226

Successor	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Successor, April 20, 2012 to December 31, 2012
Capital contribution	$—	$464,400	$—	$—	$464,400
Retention bonus in conjunction with the Prior Acquisition	—	8,635	—	—	8,635
Share-based compensation expense	—	329	—	—	329
Net loss	—	—	(54,112)	—	(54,112)
Balance at December 31, 2012	$—	$473,364	$(54,112)	$—	$419,252
Additional capital contribution	—	2,350	—	—	2,350
Retention bonus in conjunction with the Acquisition	—	1,378	—	—	1,378
Share-based compensation expense	—	1,457	—	—	1,457
Foreign currency translation adjustment	—	—	—	(165)	(165)
Net loss	—	—	(344,989)	—	(344,989)
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
Additional capital contribution	—	3,730	—	—	3,730
Share-based compensation expense	—	1,271	—	—	1,271
Foreign currency translation adjustment	—	—	—	(139)	(139)
Net loss	—	—	(37,022)	—	(37,022)
Balance at December 31, 2014	$—	$483,550	$(436,123)	$(304)	$47,123
The accompanying notes are an integral part of these consolidated and combined financial statements.

Truven Holding Corp.

Notes to Consolidated and Combined
Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business
On April 23, 2012, VCPH Holding Corp. (now known as Truven Holding Corp., ("Truven Holding")), an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas Capital” or the “Sponsor”), entered into the Stock and Asset Purchase Agreement with Thomson Reuters U.S. Inc. (“TRUSI”) and Thomson Reuters Global Resources (“TRGR”), both affiliates of the Thomson Reuters Corporation (“the Stock and Asset Purchase Agreement”), which the Truven Holding assigned to Wolverine Healthcare Analytics, Inc. (“Wolverine”) on May 24, 2012. Wolverine is an affiliate of The Veritas Fund IV, L.P., a fund managed by Veritas Capital. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of Thomson Reuters (Healthcare) Inc. (“TRHI”) from TRUSI and certain other assets and liabilities of the Thomson Reuters Healthcare business from TRGR and its affiliates (the “Prior Acquisition”). Upon the closing of the Prior Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the merger (the “Merger”) as a direct wholly-owned subsidiary of the Truven Holding, and subsequently changed its name to Truven Health Analytics Inc. (“Truven”). Following the Merger, the assets acquired and liabilities assumed are owned by Truven, which remains a direct wholly-owned owned subsidiary of the Truven Holding.
Truven provides analytic solutions and service offerings across the full spectrum of healthcare constituents, including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers. Truven operates and manages its business under two reportable segments: Commercial and Government.
Truven Holding was formed on April 20, 2012 by Veritas Capital for the purpose of consummating the Prior Acquisition and has had no operations from inception other than its investment in Truven and its subsidiaries (collectively referred to as the "Company").
Basis of Presentation
The consolidated and combined financial statements of Successor and combined financial statements of our Predecessor have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

Successor-The consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013, and for the periods from April 20, 2012 through December 31, 2012 include the accounts of the Company from inception and its subsidiaries subsequent to the closing of the Prior Acquisition on June 6, 2012. The consolidated financial statements of the Successor reflect the Prior Acquisition under the acquisition method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Predecessor-The accompanying combined financial statements of the Thomson Reuters Healthcare business (our “Predecessor”) prior to the Prior Acquisition, include the combined financial statements of TRHI and certain assets owned by subsidiaries of Thomson Reuters Corporation (“Thomson Reuters” or the “Predecessor Parent”).
Before the Prior Acquisition, our Predecessor operated as a business unit of Thomson Reuters and not as a standalone company. TRHI was a wholly-owned indirect subsidiary of Thomson Reuters, and certain of the company's assets were owned by subsidiaries of Thomson Reuters. During the Predecessor Period, TRHI engaged in extensive intercompany transactions with Thomson Reuters and its subsidiaries related to certain support services, and Thomson Reuters allocated the cost of these services as “Allocation of costs from Predecessor Parent and affiliates” in the combined statement of comprehensive loss (see Note 18). For the Predecessor Period, the accompanying combined financial statements reflect the assets, liabilities, revenues and expenses directly attributed to the Thomson Reuters Healthcare business as well as certain allocations by the Predecessor Parent. All significant transactions in the Predecessor Period between TRHI and other Thomson Reuters entities were included in our Predecessor's combined financial statements. The expense and cost allocations were determined on bases that were deemed reasonable by management in order to reflect the utilization of services provided or the benefit received by TRHI during the periods presented. The combined financial information included herein does not necessarily reflect the results of operations, financial position, changes in equity and cash flows of the Company in the future or what would have been reflected had we operated as a separate, standalone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances were prepared as if the Predecessor had operated as a standalone taxpayer for the Predecessor Periods presented.

“Notes receivable from Predecessor Parent” relates to a specific agreement between TRHI and the Predecessor Parent. All other intercompany activity with the Predecessor Parent or affiliates, which was not subject to written loan agreements, was included in “Net investment of Predecessor Parent”. All transactions recorded through the “Net investment of Predecessor Parent,” are reflected as financing activities in the accompanying combined statements of cash flows.

Truven Holding is a wholly-owned subsidiary of VCPH Holdings LLC (“Holdings LLC”) and has no operations other than its investment in Truven and its subsidiaries. Therefore, the consolidated and combined financial statements of the Company reflect the financial position and results of operations of Truven.

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
Multiple element arrangements
The Company’s hosting arrangements are typically comprised of two deliverables: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription). Such deliverables are accounted for as separate units of accounting. Revenue is allocated to deliverables based upon relative best estimate of selling price (“ESP”). The objective of ESP is to determine the price at which the Company would offer each unit of accounting to customers if each unit were sold regularly on a standalone basis. The Company uses a cost plus a reasonable margin approach to determine ESP for each deliverable. Revenue related to implementation phase is recognized using a proportional performance model, with reference to labor hours. Revenue related to ongoing services, hosting or subscription is recognized on a straight line basis over the applicable service period, provided that all other relevant criteria are met.
Software-related products and services
Certain arrangements include implementation services as well as term licenses to software and other software related elements, such as post contract customer support (PCS). Revenues from implementation services associated with installed software model arrangements are accounted for separately using the proportional performance model, with reference to labor hours as discussed above. However, the software data installed and related PCS deliverable have no separate standalone value to the customers; therefore, revenue cannot be allocated to the individual elements, and as such are deferred until either (a) all elements within the arrangement have been delivered or (b) the undelivered elements within the arrangement qualify under one of the exceptions listed in FASB ASC paragraph 985-605-25-10. Once the initial database or software has been provided to customer and is ready to use, the recognition of revenue for the arrangement depends upon whether (and when) the ongoing data management services are considered to be delivered (thus permitting revenue to be recognized ratably over the remainder of the PCS period). The data management services and PCS are both considered to be delivered consistently throughout the contract term (i.e. the data management services and PCS are delivered simultaneously and over an identical period of time), and thus a ratable recognition pattern best approximates the rendering of both services.
If the implementation services do not qualify for separate accounting, they are recognized together with the related software and subscription revenues on a straight line basis over the term of service.
Advertising costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $3,707 for the Successor Period ended December 31, 2014, $2,753 for the year ended December 31, 2013, $2,153 for the period from April 20, 2012 (inception) to December 31, 2012, and $1,018 for the Predecessor Period from January 1, 2012 to June 6, 2012.

Research and development costs
Research and development (“R&D”) costs are expensed as incurred. The R&D costs expensed were $1,024 for the year ended December 31, 2014, $1,704 for the year ended December 31, 2013, $534 for the period from April 20, 2012 (inception) to December 31, 2012, and $1,586 for the Predecessor Period from January 1, 2012 to June 6, 2012.
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
Trade receivables and concentration of credit risk
Trade receivables are classified as current assets and are reported net of an allowance for doubtful accounts. The Company assesses the allowance for doubtful accounts periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. Management believes that the allowances at December 31, 2014 and 2013 are adequate to cover potential credit loss.
No single customer or group of related customers accounted for more than 10% of the Company’s trade receivables as of December 31, 2014 and 2013. There was no revenue from a single customer or group of related customers that accounted for 10% or more of the Company’s revenues in the years ended December 31, 2014 and 2013, period from April 20, 2012 to December 31, 2012 and the period from January 1, 2012 to June 6, 2012.
Computer hardware and other property
Computer Hardware and Other Property are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the following estimated useful lives:

Computer hardware	3-5 years
Furniture, fixtures and equipment	5-7 years
Leasehold improvements	Lesser of lease term or estimated useful life
Developed technology and content
Certain costs incurred in connection with software and data content to be used internally are capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project. The capitalized amounts, net of accumulated amortization, are included in “Developed technology and content, net” on the balance sheets.
Developed technology and content is stated at cost less accumulated amortization. Amortization is computed based on the expected useful life of three to ten years.
Goodwill and other identifiable intangible assets
Goodwill is tested for impairment annually on November 1 of each year, or more frequently if indications of potential impairment exist. When applicable, the Company performs a qualitative assessment (Step zero analysis) by identifying relevant events and circumstances such as industry specific trends, performance against forecasts and other indicators on a reporting unit level to determine whether it is necessary to perform the two step goodwill impairment test. For purposes of the goodwill impairment test, the reporting units of the Company, represent the components in our Commercial and Government segments that constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Under the two step approach, the first step is to determine the fair value of the reporting unit. Fair value is determined considering the income approach (discounted cash flow) and market approach. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, the second step is to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit, as if they had just been acquired in a business combination for the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss is recognized for that excess.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The carrying values of identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The estimated useful lives for these identifiable intangible assets are as follows:

Trade names	3-15 years
Customer relationships	3-12 years
Backlog	1- 2 years
Non-compete agreements	2-3 years

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
Deferred Financing Costs
Deferred financing costs are incurred to obtain long-term financing and are amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of comprehensive income ( loss) and totaled $2,535 for the year ended December 31, 2014, $2,557 for the year ended December 31, 2013 and $1,626 for the period from April 20, 2012 to December 31, 2012. The unamortized portion of deferred financing costs amounted to $13,648 and $13,902 as of December 31, 2014 and December 31, 2013, respectively.
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
Following the Prior Acquisition, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Amended and Restated Limited Liability Company Operating Agreement of Holdings LLC (the “Operating Agreement”) to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company. The equity awards are accounted for by applying the fair value recognition provisions of ASC 718, to calculate the effect of such compensation on the Company’s comprehensive income (loss) in the Successor Periods.
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
In May 2014, as part of its efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our financial statements.

3.	Acquisitions
Prior Acquisition
On June 6, 2012, as fully described in Note 1, the Company completed the Prior Acquisition of the Thomson Reuters Healthcare business (subsequently renamed Truven Health Analytics Inc. (“Truven”)) from subsidiaries of the Thomson Reuters Corporation for net cash consideration of $1,249,402. The direct costs associated with the Prior Acquisition amounted to $26,734 and were recorded as period costs.

There were no pre-closing or post-closing purchase price adjustments. The Company financed the Prior Acquisition and paid related costs and expenses associated with the Prior Acquisition and the financing as follows: (i) approximately $464,400 in common equity was contributed by entities affiliated with the Sponsor and certain co-investors; (ii) $527,625 principal amount was borrowed under the Term Loan Facility; and (iii) $327,150 aggregated principal amount of Notes (as defined below) were issued.

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

The following is a summary of the final allocation of the final purchase price of the Prior Acquisition to the estimated fair values of assets acquired and liabilities assumed in the Prior Acquisition. The final allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

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
Accounts receivable, accounts payable, and other current assets and liabilities were stated at historical carrying values, given their short-term nature. Other noncurrent assets and liabilities outstanding as of the effective date of the Prior Acquisition have been attributed based on management’s judgments and estimates.

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
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $86.2 million, with the estimated useful lives to be 15 years each.
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $329.8 million, with the estimated useful lives to be 11 to 12 years each.
Deferred revenue has been valued using a cost build-up approach and is calculated as the cost to fulfill the legal performance obligation plus a reasonable profit margin.
Deferred income tax assets and liabilities as of the Prior Acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
The goodwill recognized upon closing of the Prior Acquisition is attributable mainly to the skill of the acquired work force and Truven’s position as a provider of healthcare data and analytics solutions and services to key constituents of the U.S. healthcare system. The total non tax deductible goodwill relating to the Prior Acquisition is $465.6 million. The total tax deductible goodwill relating to the Prior Acquisition is $358.7 million, which comprises $129.9 million related to the asset purchase and $228.8 million attributable to the historical basis of Thomson Reuters Healthcare.

The following unaudited pro forma financial data summarizes the Company’s results of operations for the year ended December 31, 2012 had the Prior Acquisition occurred as of the beginning of the comparable prior year:

Year ended December 31, 2012
(Unaudited)
Revenues, net	$490,625
Net loss	(11,173)

Simpler Acquisition
On April 11, 2014, we acquired Simpler Consulting, L.P. and certain of its affiliated entities and persons ("Simpler"). Simpler provides "Lean" enterprise transformation consulting services. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Simpler Purchase Agreement, the Company indirectly acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. The Company financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans (the "Supplemental Tranche B Term Loans") (see Note 11). The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
The following is a summary of the allocation of the purchase price of the Simpler Transaction to the estimated fair values of assets acquired and liabilities assumed in the Simpler Transaction. The allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

Values recognized at acquisition date
Trade and other receivables	$7,560
Prepaid assets and other current assets	425
Computer hardware and other property	181
Other identifiable intangible assets	47,500
Current liabilities	(2,575)
Deferred revenue	(600)
Net assets acquired	52,491
Goodwill on acquisition	28,571
Net consideration	$81,062
Adjustments recorded since the date of acquisition as result of valuation and management review of certain accounts resulted in an increase of goodwill and current asset of $2.9 million and $0.2 million, respectively, and a corresponding decrease in other identifiable intangible asset of $2.9 million.
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
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $21.4 million, with estimated useful lives of 3 to 9 years.
Backlog was determined using an income approach based on projected backlog as of the acquisition date. Using this approach, backlog was assigned a value of $13.7 million, with an estimated useful life of 1 to 2 years.
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

Simpler's revenue and net loss from April 12, 2014 to December 31, 2014, amounted to $35.5 million and $2.4 million, respectively.

The following unaudited pro forma financial data summarizes the Simpler’s results of operations for the years ended December 31, 2014 and 2013 had the acquisition of Simpler occurred as of the beginning of the comparable prior year:

	Year ended December 31, 2014	Year ended December 31, 2013
	(Unaudited)
Revenues, net	$50,476	$48,264
Net loss	(5,983)	(4,468)

The unaudited pro forma financial data included management fee charges in 2014 and 2013 amounting to $5.7 million and $3.1 million, respectively.

Joan Wellman and Associates, Inc. (JWA) Acquisition
On October 31, 2014, we acquired JWA (the "JWA Transaction"), a company that provides "Lean" healthcare consulting services. Pursuant to the JWA purchase agreement, the Company acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment (JWA Transaction). Truven also agreed to pay $1.9 million in three annual payments as compensation to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.5 million. The Company and its affiliates did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
The table below is a summary of the preliminary allocation of the purchase price of the JWA Transaction to the estimated fair values of assets acquired and liabilities assumed based on management's judgment after evaluating several factors, including a preliminary valuation assessment prepared by a third party valuation firm. The assets and liabilities and certain estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of acquired intangible assets and the assumed deferred revenue, however, management expects that the differences between the preliminary and final valuation would not have a material impact on our future results of operations and financial position.
The preliminary allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

Preliminary Values recognized at acquisition date
Trade and other receivables	$1,462
Prepaid assets and other current assets	41
Computer hardware and other property	17
Other identifiable intangible assets	7,489
Current liabilities	(607)
Deferred revenue	(126)
Net assets acquired	8,276
Goodwill on acquisition	7,020
Net consideration	$15,296

Accounts receivable, accounts payable, liabilities and deferred revenue were stated at historical carrying values, given their short-term nature.

The Company engaged a third party valuation firm to assist in determining the fair values of other identifiable assets and liabilities acquired, including trademarks and trade names, customer relationships and backlogs.
Computer hardware and other property have been valued at historical carrying values as management estimated that its replacement costs would not significantly differ from its carrying values.
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $0.3 million, with estimated useful lives of 3 to 5 years.
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $6.1 million, with estimated useful lives of 10 to 11 years.
Backlog was determined using an income approach based on projected backlog as of acquisition date. Using this approach, backlog was assigned a value of $1.0 million, with an estimated useful life of 1 year.
The goodwill recognized upon closing of the acquisition is attributable mainly to the skill of the acquired work force and JWA’s position as a provider of services to key constituents of the U.S. market. The total goodwill relating to the JWA Transaction is tax deductible.
JWA's revenue from November 1, 2014 to December 31, 2014, amounted to $1.6 million. JWA net results of operations from November 1, 2014 to December 31, 2014 was break-even.
The following unaudited pro forma financial data summarizes the JWA's results of operations for the years ended December 31, 2014 and 2013 had the acquisition of JWA occurred as of the beginning of the comparable prior year:

	Year ended December 31, 2014	Year ended December 31, 2013
	(Unaudited)
Revenues, net	$12,014	$11,436
Net Income	1,007	528

HBE Solutions, LLC ("HBE") Acquisition
On November 12, 2014, Truven consummated the acquisition of HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.6 million, including negative working capital adjustment of $2.4 million (the "HBE Transaction"). The related acquisition costs amounted to $1.0 million.
The Company financed the acquisition and related costs and expenses through the issuance of the Additional Notes (see Note 11). The Company and its affiliates did not assume any indebtedness in connection with the HBE Transaction.
The table below is a summary of the preliminary allocation of the purchase price of the HBE Transaction to the estimated fair values of assets acquired and liabilities assumed based on management's judgment after evaluating several factors, including a preliminary valuation assessment prepared by a third party valuation firm. The assets and liabilities and certain estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities pending finalization include the valuation of accounts receivables, acquired intangible assets and the assumed deferred revenue. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position.

Preliminary Values recognized at acquisition date
Trade and other receivables	$7,966
Prepaid assets and other current assets	797
Computer hardware and other property	140
Developed technology and content	4,621
Other identifiable intangible assets	11,278
Other noncurrent assets	67
Current liabilities	(8,625)
Deferred revenue	(4,159)
Net assets acquired	12,085
Goodwill on acquisition	5,552
Net consideration	$17,637

Accounts receivable, accounts payable, and liabilities were stated at historical carrying values, given their short-term nature.

The Company engaged a third party valuation firm to assist in determining the fair values of other identifiable assets and liabilities acquired, including trademarks and trade names, customer relationships, non-compete agreements, and deferred revenue.
Computer hardware and other property have been valued at historical carrying values as management estimated that its replacement costs would not significantly differ from its carrying values.
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $2.5 million, with estimated useful lives of 12 to 14 years.
Customer relationships were determined using an income approach, taking into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $8.8 million, with estimated useful lives of 9 to 11 years.

Deferred revenue has been valued using a cost build-up approach and is calculated as the cost to fulfill the legal performance obligation plus a reasonable profit margin.
The goodwill recognized upon closing of the acquisition is attributable mainly to the skill of the acquired work force and HBE’s position as a provider of services to key constituents of the U.S. market. The total goodwill relating to the HBE Transaction is tax deductible.
HBE's revenue and net loss from November 12, 2014 to December 31, 2014, amounted to $1.2 million and $1.1 million.
The following unaudited pro forma financial data summarizes the HBE’s results of operations for the years ended December 31, 2014 and 2013 had the acquisition of HBE occurred as of the beginning of the comparable prior year:

	Year ended December 31, 2014	Year ended December 31, 2013
	(Unaudited)
Revenues, net	$24,600	$18,013
Net Income (loss)	1,757	(1,150)

4.	Trade and other receivables
Trade and other receivables consisted of the following:

	December 31, 2014	December 31, 2013
Trade receivables, gross	$120,983	$99,011
Less: Allowance for doubtful accounts	(1,244)	(1,530)
Trade receivables, net	119,739	97,481
Other receivables	475	317
Trade and other receivables, net	$120,214	$97,798

Other receivables includes notes receivable from Holdings LLC, the direct parent company of Truven Holding. The notes receivable bear interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date.

5.	Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2014	December 31, 2013
Royalties	$4,094	$3,502
Commissions and distribution fees	12,758	9,046
Services, licenses and maintenance	12,404	10,720
Prepaid taxes	182	—
Others	813	940
Prepaid expenses and other current assets	$30,251	$24,208

6.	Computer hardware and other property
Computer hardware and other property, net, consisted of the following:

	December 31, 2014
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$78,502	$5,770	$3,542	$87,814
Accumulated depreciation	(46,089)	(1,910)	(2,380)	(50,379)
Computer hardware and other property, net	$32,413	$3,860	$1,162	$37,435

	December 31, 2013
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$67,285	$5,166	$2,861	$75,312
Accumulated depreciation	(24,762)	(1,124)	(1,389)	(27,275)
Computer hardware and other property, net	$42,523	$4,042	$1,472	$48,037

7.	Developed technology and content
Developed technology and content, net, consisted of the following:

	December 31, 2014	December 31, 2013
Developed technology and content, gross	$220,153	$195,961
Accumulated amortization	(86,075)	(47,324)
Developed technology and content, net	$134,078	$148,637

8.	Goodwill
Balances and changes in the carrying amount of goodwill for the year December 31, 2014 and December 31, 2013 were as follows:

	Commercial	Government	Total
Balance as of December 31, 2012	$733,041	$91,298	$824,339
Impairment charge	(321,064)	(45,598)	(366,662)
Balance as of December 31, 2013	411,977	45,700	457,677
Acquisitions (see Note 3)	41,143	—	41,143
Balance as of December 31, 2014	$453,120	$45,700	$498,820

Goodwill is not amortized. Instead, goodwill is tested for impairment annually as well as whenever there is an indication that the carrying amount may not be recoverable. The goodwill arising from the Prior Acquisition (see Note 3) has been allocated to the Company's reporting units.

The Company performed its annual goodwill impairment test on November 1, 2014. The fair value of the Company’s reporting units was estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 12.8% to 15.8% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale. The combined income approach and market approach to determine the fair value of each reporting unit received a weighted percentage of 70% and 30%, respectively, except for the Government reporting unit which received a weighting of 100.0 percent under income approach given the early stage nature of the reporting unit, its earnings are not yet normalized, and iii) that management has the most insight into the future direction of the Government business.
The first step of the Company’s impairment test indicated that the fair value of all the reporting units exceeded its carrying value, therefore no impairment exists as of November 1, 2014.
In 2013, the Company recorded an aggregate non-cash goodwill impairment charge of $366.7 million, due to lower-than-expected growth in revenue and cash flow resulting from certain selling cycle delays, particularly in the Government sector, uncertainty in the healthcare sector related to the PPACA higher-than-expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis.

9.	Other identifiable intangible assets
Other identifiable intangible assets, net, consisted of the following:

	December 31, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(75,756)	$290,329
Trademarks and trade names	15.0	97,024	(15,224)	81,800
Backlog	1.0	14,732	(7,160)	7,572
Non-compete agreements	3.0	4,426	(1,248)	3,178
		$482,267	$(99,388)	$382,879

	December 31, 2013
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.5	$329,800	$(44,983)	$284,817
Trademarks and trade names	15.0	86,200	(9,003)	77,197
		$416,000	$(53,986)	$362,014

Customer relationships represent corporate customer contracts and customer relationships arising from such contracts with the majority of revenues recurring year over year.
Trade names include Advantage Suite, Care Discovery, Micromedex, Simpler, JWA and Heartbeat Experts among many of the Company’s product names and brand logos recognized in the U.S. market.
At December 31, 2014, estimated future amortization expense for the next five years is $48.8 million for 2015, $40.8 million for 2016, $39.4 million for 2017, $39.1 million for 2018 and $38.9 million for 2019.

10.	Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Accounts payable - trade	$33,450	$26,259
Accrued employee compensation	19,921	13,529
Accrued royalties	3,627	3,773
Accrued professional fees	3,756	4,409
Accrued interest	3,330	2,966
Customer deposits	180	618
Other accrued expenses	2,964	1,822
Accounts payable and accrued expenses	$67,228	$53,376

11.	Long-Term Debt

The Company's long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Senior Credit Facility
Term Loan Facility (net of $14,035 and $14,156 discount, respectively)	$610,845	$516,831
Revolving Credit Facility	—	30,000

10.625% Senior Notes ("the Notes") (net of $1,455 and $1,723 discount, respectively)	325,695	325,427
10.625% Additional Senior Notes (the Additional Notes) (including $1,182 premium)	41,182	—
	977,722	872,258
Less: current portion of long-term debt	6,360	5,350
Long-term debt	$971,362	$866,908
In connection with the Prior Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes ("Notes") on November 12, 2012, and, in connection with the JWA Transaction and the HBE Transaction, Truven issued $40 million aggregate principal amount of additional notes (the "Additional Notes"). Truven financed the Simpler Transaction and related costs and expenses through a $100.0 million increase in the Tranche B Term Loans under the Senior Credit Facility. Except as otherwise indicated by the context, the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012 (the "Old Notes"), the 10.625% Senior Notes, Series B (the "Exchange Notes") and the Additional Notes are collectively and individually defined as the "Notes".

Senior Credit Facility due 2019
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of December 31, 2014, the Company has no outstanding revolving loan and has outstanding letters of credit amounting to $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million .

Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. Following the Third Amendment (the "Third Amendment") to the Senior Credit Facility to increase the "Tranche B Term Loans" by $100 million as discussed below, we are required to repay $1.6 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.

All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's existing and future wholly-owned domestic subsidiaries. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility (see Notes 21). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio provided for in the Senior Credit Facility as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2014, the Company was in compliance with all of these credit facility covenants.

Refinancing

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%. The loans with certain lenders had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $6.7 million in 2012, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the consolidated comprehensive income (loss). In addition, Truven incurred lenders fees of $6.7 million, mainly consisting of call or premium fees in connection with this transaction, of which $1.5 million was related to the debt extinguished has been expensed as part of interest expense in the consolidated comprehensive income (loss) and was presented under cash flows from operating activities in the Company’s consolidated statement of cash flows.

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

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into the Purchase Agreement with Simpler (see Note 3).In connection with the Simpler purchase agreement, Truven entered into the Third Amendment to our Senior Credit Facility. The Third Amendment provided for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Senior Credit Facility to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million revolving credit facility (which remained unchanged).
On April 11, 2014, the Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, the Company must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1.6 million each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Senior Credit Facility.
The Third Amendment also amended the Senior Credit Facility to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to the Company by increasing the maximum permitted ratios for certain periods from 2014 to 2016. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility (see Note 20).

10.625% Senior Notes due 2020

Old or Exchange Notes

Notes were issued on June 6, 2012, under an indenture (the "Indenture", as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year, and have a maturity date of June 1, 2020.

The Notes are general unsecured senior obligations of Truven, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and each of Truven’s existing and future wholly-owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of December 31, 2014.

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

Pursuant to a registration rights agreement dated June 6, 2012 (the "Registration Rights Agreement"), we exchanged the Old Notes (and related guarantees) for the Exchange Notes.

Additional Notes

The Additional Notes were issued pursuant to the Indenture dated June 6, 2012 governing the Old Notes and, together with the Additional Notes, the "Notes"), as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among the Company, the Guarantors and the Trustee. The Additional Notes form a single series with the Old Notes and have the same terms as the Old Notes and rank equal in right of payments.
Pursuant to the Registration Rights Agreement on the Additional Notes, the Company and the Guarantors agreed to use their commercially reasonable efforts to file with the SEC and cause to become effective by May 11, 2015 a registration statement relating to an offer to issue new notes having terms substantially identical to the Additional Notes in exchange for outstanding Additional Notes. In certain circumstances, the Company and the Guarantors may be required to use commercially reasonable efforts to file a shelf registration statement to cover resales of the Additional Notes. The Company may be required to pay additional interest to holders of the Additional Notes under certain circumstances in connection with its obligations under the Registration Rights Agreement.
As of December 31, 2014, principal maturities of long-term debt for the next five years and thereafter consist of:

2015	$6,360
2016	6,360
2017	6,360
2018	6,360
2019	585,405
Thereafter	366,877
$977,722

12.	Employee benefit plans
Predecessor
Prior to the Prior Acquisition, TRHI’s employees participated in various employee benefit plans under the Predecessor Parent as follows:
Defined contribution plan
Certain employees of TRHI participated in a defined contribution savings plan administered by the Predecessor Parent under Section 401(k) of the Internal Revenue Code. The plan covered substantially all employees based in the United States who met minimum age and service requirements and allowed participants to defer a portion of their annual compensation on a pre-tax basis. TRHI matched a certain portion of employee contributions, which vested based upon an employee’s years of service and become fully vested after four years of service. Matching contribution expense directly attributable to TRHI’s employees was $3,091 for the Predecessor Period ended June 6, 2012.

Predecessor Defined benefit pension plan
Certain employees of TRHI participated in a defined benefit pension plan sponsored and administered by the Predecessor Parent. The pension plan required benefits to be paid to eligible employees at retirement, based primarily upon years of service and compensation rates near retirement. The expense for TRHI employees who participated in this plan was $159 for the Predecessor Period ended June 6, 2012.
All of the TRHI employees benefit plans’ assets and liabilities are accounted for in the Predecessor Parent’s financial statements. No assets or liabilities are reflected on the Company’s consolidated balance sheets, and pension and other postretirement expenses for the Company have been determined on a multi-employer plan basis. The Predecessor’s combined financial statements for the Predecessor Period ended June 6, 2012 included the employee benefit expense allocated to it by the Predecessor Parent for TRHI employees who participated in the benefit plans. The expenses are included in the “Allocation of costs from Predecessor Parent and affiliates” in the combined statements of comprehensive income (loss). Further detail is included in Note 18. Upon consummation of the Prior Acquisition, TRHI employees ceased to participate in the Predecessor Parent’s benefit plans. These employees are still entitled to the benefits that have vested under the plans; however, any subsequent costs or liability of these plans will be borne by the Predecessor Parent.
Successor
Following the closing of the Prior Acquisition on June 6, 2012, Truven's employees became eligible to participate in new 401(K) defined contribution plan sponsored by Truven. Under the plan, employees may contribute a percentage of compensation and Truven will match a portion of the employees’ contribution. Truven’s contribution to the plan for the year ended December 31, 2014 and 2013 and the period from April 20, 2012 to December 31, 2012 amounted to $6,946, $6,975 and $3,294, respectively. Truven does not offer any defined benefit plan, post-retirement healthcare benefit plan or deferred compensation plan.

13.     Share-based Compensation

Under its stock incentive plan, the Predecessor Parent may grant stock options, Time-Based Restricted Share Units (“TRSUs”), Performance Restricted Share Units (“PRSUs”) and other awards to certain employees up to a maximum of 50,000,000 common shares.
Apart from allocated share-based expenses as discussed in Note 18, TRHI recognized share-based compensation expense on its stock incentive plan of $2,519 for the Predecessor Period ended June 6, 2012. The total associated tax benefits recognized were $972 for the Predecessor Period ended June 6, 2012.
In connection with the Prior Acquisition, any unvested share-based payments held by TRHI employees became fully vested or had vested on a pro-rata basis in proportion to the performance period that ended at the date of the Prior Acquisition. TRHI employees were given six months from the date of the closing of the Prior Acquisition during which to exercise the options. The compensation expense of $2,519 for the Predecessor Period ended June 6, 2012 includes $1,464 to accelerate vesting. Therefore, as of June 6, 2012, all outstanding options held by TRHI employees were exercisable.
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
The weighted average fair value of options granted and principal assumptions used in applying the Black-Scholes option pricing model were as follows:

January 1, 2012 to June 6, 2012
Weighted average grant date fair value	5.21
Weighted average of key assumptions:
Exercise price	28.42
Risk-free interest rate	1.2%
Dividend yield	3.4%
Volatility factor	28%
Expected life (in years)	6

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions. The model requires the use of subjective assumptions, including expected stock price volatility; historical data has been considered in setting the assumptions.
During the Predecessor Period ended June 6, 2012, no options were exercised. The total fair value of options vested was approximately $2,725 as of June 6, 2012.

Transactions related to the Predecessor Parent’s stock options in the Predecessor Period ended June 6, 2012 are summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	270,753	$34.16	7.38	$182
Granted	90,520	28.42	—	—

Outstanding and exercisable at June 6, 2012	361,273	$32.71	0	$280

Time-based restricted share units
TRSUs gave the holder the right to receive one common share of the Predecessor Parent’s stock for each unit that vested on the vesting date. The holders of TRSUs had no voting rights, but accumulate additional units based on notional dividends paid by the Predecessor Parent on its common shares at each dividend payment date, which were reinvested as additional TRSUs. The total fair value of TRSUs vested was approximately $1,061 as of June 6, 2012.
In connection with the Prior Acquisition, TRSUs held by TRHI employees became vested.
Performance restricted share units
PRSUs gave the holder the right to receive one common share of the Predecessor Parent’s stock for each unit that vested on the vesting date. The holders of PRSUs had no voting rights, but accumulated additional units based on notional dividends paid by the Predecessor Parent on its common shares at each dividend payment date, which were reinvested as additional PRSUs. The percentage of PRSUs initially granted that vested depended upon the Predecessor Parent’s performance over a three-year performance period as measured against pre-established performance goals. Between 0% and 200% of the initial amounts may have vested for grants made from 2009 through 2011. The total fair value of PRSUs vested was approximately $3,220 as of June 6, 2012.
In connection with the Prior Acquisition, PRSUs held by TRHI employees became vested in proportion to the performance period that ended.

Transactions related to TRSUs and PRSUs for the period from January 1, 2012 to June 6, 2012 are summarized as follows:

	TRSU		PRSU
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value

Outstanding at December 31, 2011	28,748	$36.75	148,949	$31.77

Dividends accrued	110	—	1,138	—
Granted	—	—	67,740	28.42
Vested	(24,829)	36.48	(41,016)	23.46
Vested (accelerated)	(4,029)	38.55	(63,834)	35.37
Forfeited or expired	—	—	(112,977)	31.13

Outstanding at June 6, 2012	—	$—	—	$—

Employee stock purchase plan (“ESPP”)
The Predecessor Parent maintained an employee stock purchase plan whereby eligible employees could purchase common shares of the Predecessor Parent at a 15% discount up to a specified limit utilizing after-tax payroll deductions. The discount was expensed as incurred was $139, for the Predecessor Period ended June 6, 2012.

Following the closing of the Prior Acquisition on June 6, 2012, Truven has no share-based payment plan related to the plans administered by our Predecessor.

Successor

In October 2012, Truven Holding’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain executive officers of the Company, up to 6.25% in the aggregate. On April 11, 2014, Holdings LLC amended the Operating Agreement to provide Class B-1 Membership Interests in Holdings LLC to Simpler executives. Class B and B-1 membership interests ("Membership Interests") will both vest 20% on each of the first five anniversaries, subject to certain conditions. In addition, 100% of Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement. Each Membership Interest has the right to receive a percentage of the distribution made by Holdings LLC when the distribution is actually made if such distributions exceed specified internal rates of return thresholds.

There are transfer restrictions on the Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2012	4.1	$5,714	—	$—
Granted	0.9	1,162	—	—
Forfeited	(0.4)	(502)	—	—
Balance at December 31, 2013	4.6	6,374	—	—
Granted	—	—	0.9	1,067
Forfeited	(0.2)	(274)	—	—
Balance at December 31, 2014	4.4	$6,100	0.9	$1,067
Outstanding and vested as of December 31, 2014	1.8	$2,518	—	$—

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

The Company recognized compensation expense against additional paid in capital of $1,271, $1,457 and $329, net of an estimated forfeiture rate of 10%, for the years ended December 31, 2014 and 2013, and for the period from April 20, 2012 (inception) to December 31, 2012, respectively, which is recorded in General and administrative expense in the Company’s consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 4.5 years is $3,617.

As of December 31, 2014, 1.8% of Membership Interests had vested with an estimated fair value of $2,146.

14.	Other Operating Expenses
The components of other operating expenses include the following:

	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,
	2014	2013	2012	2012
	Successor			Predecessor
Acquisition related costs and other nonrecurring charges	$10,662	$27,007	$37,980	$—
Severance and retention bonuses	2,541	3,808	10,184	7,741
Disposal related costs	$—	$—	$—	$9,818
Asset write-offs (see Note 16)	4,706	1,294	—	1,244
Other	2,875	2,929	1,458	—
Total other operating expenses	$20,784	$35,038	$49,622	$18,803

Predecessor
Disposal related costs in the Predecessor Period are primarily comprised of audit services, accounting and consulting services and legal fees related to TRUSI's disposal of the Thomson Reuters Healthcare business. Severance and retention bonuses in the Predecessor Period include severances of employees in connection with the planned disposal of TRHI.
Prior to the Prior Acquisition, on March 31, 2012, the Predecessor Parent entered into a retention agreement (the “Retention Agreement”) with key TRHI employees in conjunction with the disposal of the business. Pursuant to the Retention Agreements, the Predecessor Parent agreed to provide for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Prior Acquisition for periods ranging from 90 days to one year. Although the Predecessor Parent retained the legal and contractual obligation to pay the employees, the compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the period from April 1, 2012 to June 6, 2012, (Predecessor) TRHI recorded $5.8 million of retention and bonuses expense against Net Investment of Predecessor Parent. The compensation which was paid by Predecessor Parent was deemed an investment contribution. Asset write-offs amounting to $1.2 million relates to the write-off from discontinued product solutions.
Successor
Acquisition related costs and other non-recurring charges in 2014 included $9.1 million of direct costs related to business acquisitions (see Note 3), certain costs related to business improvement processes, and certain costs associated with data migration and losses on discontinued projects.
Acquisition related costs and non-recurring charges included direct costs on acquisitions, costs incurred related to technology and other costs in connection with the Company's transition into a standalone business. For the year ended December 31, 2014, acquisition related costs and non-recurring charges primarily included $5.2 million of professional fees directly related to the various acquisition (see Note 3), $2.1 million of costs related to business improvement processes, $1.2 million of losses on discontinued projects, $0.7 million of costs associated with data migration and $1.5 million of various nonrecurring professional fees and consulting fees in expanding our business and operations. For the year ended December 31, 2013, acquisition related costs included $12.9 million of expenses incurred mainly as a result of separating our IT infrastructure from Predecessor Parent, $9.2 million of costs related to the transitional services agreement with Thomson Reuters, and $4.9 million related to rebranding, consulting and other professional fees. For the period from April 20, 2012 (inception) to December 31, 2012, acquisition related costs consisted of $12.0 million of transaction fees to the Sponsor, and $26.0 million of direct acquisition costs consisting of legal, finance, consulting and professional fees.

Severance expense in 2014 primarily relates to compensation for certain positions that were eliminated as part of the change in the Company's operating segment structure to enable us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. Severance and retention bonuses in 2013 primarily relate to the Prior Acquisition of TRHI. As discussed above, prior to the Acquisition, on March 31, 2012, the Predecessor Parent entered into Retention Agreements with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. For the year ended December 31, 2013 andthe period from April 20, 2012 (inception) to December 31, 2012, Truven recorded $1.4 million and $8.6 million of retention and bonus expense, respectively, against Additional Paid In Capital in the Equity section of the consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

The Sponsor advisory fees are included in other expenses and represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Prior Acquisition (see Note 18).

15.	Income Taxes
For income tax purposes, the Predecessor’s income or loss was included in the Predecessor Parent’s individual and combined tax returns that include the Thomson Reuters Healthcare business as required within each jurisdiction. For the period subsequent to the Prior Acquisition, the Company files a consolidated federal tax return. The provision for income taxes in the consolidated and combined statements of comprehensive income (loss) reflects income taxes as if the businesses were standalone entities and filed separate income tax returns.
The components of income tax expense are as follows:

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012
Current
Federal	$—	$—	$—	$(4,807)
State	(54)	235	82	(539)
Foreign	232	236	—	—
	178	471	82	(5,346)

Deferred
Federal	(17,992)	(75,817)	(26,189)	477
State	(4,745)	(9,472)	(3,886)	66
Foreign	(127)	(109)	—	—
	(22,864)	(85,398)	(30,075)	543
Total benefit from income taxes	$(22,686)	$(84,927)	$(29,993)	$(4,803)

The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Allowance for doubtful accounts and other reserves	$478	$597
Net operating loss and tax credit carry-forwards	84,597	74,616
Prepaid expenses	315	1,094
Accrued expenses	703	—
Goodwill	29,314	42,726
Deferred rent	1,665	1,121
Other	3,313	1,197

Total deferred tax assets	120,385	121,351

Other identifiable intangible assets	(109,310)	(125,652)
Trade and other receivables	(1,209)	(2,224)
Debt exchange	(4,484)	(5,585)
Other long-lived assets	(4,108)	(10,406)
Other	—	(222)
Total deferred tax liabilities	(119,111)	(144,089)
Net deferred tax assets (liabilities)	1,274	(22,738)
Valuation allowance	(1,274)	—
	$—	$(22,738)
The deferred tax assets and liabilities are classified in the consolidated and combined balance sheets based on the balance sheet classification of the related assets and liabilities. Deferred tax assets and liabilities are shown net of one another if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the consolidated balance sheets are as follows:

	December 31, 2014	December 31, 2013
Current deferred tax asset	$621	$—
Current deferred tax liabilities	—	(711)
Noncurrent deferred tax liabilities	(621)	(22,027)
Net deferred tax asset (liabilities)	$—	$(22,738)
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
The Company assesses the realization of its deferred tax assets and the need for a valuation allowance on a standalone basis. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. As of December 31, 2014, the Company determined that it is not more likely than not that it will realize its net deferred tax asset and has recorded a valuation allowance on the year end balance. Federal and state net operating loss (“NOL”) carry forwards at December 31, 2014 were $212.9 million and $178.4 million, respectively. The federal NOL carry forward starts to expire in 2032. The state NOL carry forwards started to expire in 2014. Certain state NOL will expire at various times between 2015 and 2034. Certain state NOL’s are subject to the limitation rule in accordance with Section 382 of the Internal Revenue Code.
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Successor			Predecessor
	Years ended December 31, 2014	Years ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012	January 1, 2012 to June 6, 2012
Income taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local tax	2.7	2.1	3.0	3.2
Foreign rate differential	0.2	0.1	—	—
State rate changes	2.3	(0.7)	—	—
Non-deductible expenses	(0.9)	—	(2)	—
Goodwill impairment charge	—	(17.0)	—	—
Research and foreign tax credit	1.2	0.2	—	—
Others	(0.3)	—	(0.3)	0.4
Valuation allowance	(2.1)	—	—	—
Effective rate	38.0%	19.7%	35.7%	38.6%

16.     Commitment and Contingencies
Leases

Operating Leases
The Company occupies certain facilities and uses operating equipment under noncancelable operating lease arrangements expiring at various dates through 2021. Future minimum lease payments under these operating leases are as follows:

For the period ending December 31,
2015	$10,412
2016	9,631
2017	7,315
2018	6,135
2019	6,204
Thereafter	19,897
$59,594

Rent expense was $11.0 million, $11.1 million, $4.2 million and $5.9 million for the years ended December 31, 2014 and December 31, 2013, the period from January 1, 2012 to June 6, 2012, and the period from April 20, 2012 to December 31, 2012, respectively.
Capital Leases
During 2013, the Company entered into certain computer hardware lease arrangements that are classified as capital leases. The net book value of the computer hardware classified as capital leases included in the computer hardware and other property account in the balance sheet amounted to $2.8 million, net of accumulated depreciation of $1.7 million.

Future minimum lease payments under these capital leases are as follows:

For the period ending December 31,
2015	$696
2016	758
2017	758
Total future minimum lease payments	2,212
Less imputed interest	174
Present value of future minimum lease payments	$2,038
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 11.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During 2014, $4.7 million of the prepaid balance was written off as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of December 31, 2014, there are no prepaid revenue share balances on the Company's balance sheet.
Litigation and Legal Proceedings
Truven has been named as a defendant in approximately 200 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed by June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

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

Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to and was denied relief by the United States Court of Appeals for the Ninth Circuit. The parties have entered into a tolling agreement. If a claim is filed against us, we expect to defend it.

Truven filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify.  In May, 2013 and March, 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’s alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay.  Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’s alleged trademark.  We plan to vigorously defend these claims.

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
Segment information for the years ended December 31, 2014, December 31, 2013, and the period from April 20, 2012 (inception) to December 31, 2012, and for the Predecessor Period January 1, 2012 to June 6, 2012, is as follows:

	Year ended December 31, 2014		Year ended December 31, 2013
	Successor		Successor
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$446,500	$156,900	$394,896	$140,173
Government	98,282	7,043	97,806	11,053
Segment totals	544,782	163,943	492,702	151,226
Center/Shared Services	(307)	(25,817)	—	(21,264)
Total	$544,475	$138,126	$492,702	$129,962

	From inception (April 20, 2012) to December 31, 2012		January 1 to June 6, 2012
	Successor		Predecessor
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$195,470	$55,206	$172,235	$42,036
Government	46,316	10,654	36,763	(228)
Segment totals	241,786	65,860	208,998	41,808
Center/Shared Services	—	(9,632)	—	(7,953)
Total	$241,786	$56,228	$208,998	$33,855

The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the consolidated and combined statements of comprehensive loss.

	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1 to June 6,
	2014	2013	2012	2012
		(Successor)		(Predecessor)
Segment operating income	$138,126	$129,962	$56,228	$33,855
Depreciation	(22,350)	(21,219)	(6,700)	(6,805)
Amortization of other identifiable intangible assets	(45,402)	(34,460)	(19,527)	(8,226)
Amortization of developed technology and content	(38,752)	(31,894)	(15,470)	(12,460)
Goodwill impairment	—	(366,662)	—	—
Other operating expenses	(20,784)	(35,038)	(49,622)	(18,803)
Operating income (loss)	10,838	(359,311)	(35,091)	(12,439)
Interest expense to Predecessor Parent	—	—	—	—
Interest income	—	—	—	3
Interest expense	(69,616)	(70,581)	(49,014)	—
Other finance costs	(930)	(24)	—	—
Loss before income taxes	$(59,708)	$(429,916)	$(84,105)	$(12,436)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

18.	Related Party Transactions
Predecessor
Our Predecessor utilized various wholly-owned affiliates of Thomson Reuters to provide administrative services and to finance its operations. In accordance with SEC Staff Accounting Bulletin 1-B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity,” the condensed consolidated and combined financial statements include an allocation of the Predecessor Parent's corporate expenses to our Predecessor, which principally consisted of personnel costs, including salaries, employee benefits and share-based compensation expenses. These costs relate to the corporate executive offices, audit fees, legal services, treasury, communications, human resources, tax services, risk management, technology support, rent and other costs incurred by the Predecessor Parent and its subsidiaries on behalf of our Predecessor. Costs were allocated to the Company based primarily on the proportional revenue. The amounts allocated to the Company for the Predecessor Period from January 1, 2012 to June 6, 2012 are presented in the combined statement of comprehensive income (loss) as follows:

January 1, 2012 to June 6, 2012
Cost of revenues, excluding depreciation and amortization	$4,868
Allocation of costs from Predecessor Parent and affiliates	10,003
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
Immediately prior to the Prior Acquisition, a related legal entity, Thomson Reuters Applications, Inc. ("TR Apps"), legally transferred certain fixed assets to TRHI for consideration of $15,975, which was settled via our net intercompany position.  Pursuant to the applicable tax law, while TRHI and TR Apps are part of the same consolidated tax return, no gain/loss or step-up in tax basis was recognized at the time of transfer.  At the close of the Prior Acquisition on June 6, 2012, TRHI ceased to be part of the consolidated tax return group, which resulted in a step up in tax basis for the TR Apps assets.
Successor
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Prior Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the years ended December 31, 2014 and December 31, 2013, and the period from April 20, 2012 to December 31, 2012, the Company recorded an expense of $2.9 million, $2.9 million and $1.5 million, respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's consolidated statements of comprehensive income (loss). As of December 31, 2014, the Company has a prepaid sponsor fee of $0.6 million included in the prepaid account and other current assets account in the balance sheet.
After the Prior Acquisition, the Company continued to receive certain administrative services (including facilities management, human resource management, finance and accounting operations, treasury, sourcing and procurement and IT services, among other services necessary for the conduct of the business) from Thomson Reuters under the terms of the Transitional Services Agreement. Such services are reflected as third-party activity in the financial statements. In the fourth quarter of 2013, we completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the year ended December 31, 2013, and period from April 20, 2012 to December 31, 2012, totaled $10.5 million and $12.3 million, respectively, which is included in the other operating expenses in the consolidated statements of comprehensive income (loss).
The Company also entered into a reverse transitional services agreement with TRUSI pursuant to which we provide TRUSI with office space and facilities management services at several locations in the United States. Pursuant to the agreement, we provided these services for certain pre-determined periods ranging from one year to approximately 22 months, with all such services to end by March 31, 2015. The Company is entitled to fees for each of the services provided for any services requested by the Stock Seller. The income recognized under this service agreement for the years ended December 31, 2014 and, December 31, 2013, and the period from April 20, 2012 to December 31, 2012, totaled $0.4 million, $0.7 million and $0.5 million, respectively, which is recorded as a reduction to general and administrative expense in the Company's consolidated statement of comprehensive loss.

During 2013, the Company received $2,350 of additional capital contribution from Holdings LLC, its direct parent company.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent of Truven Holding. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of December 31, 2014.

On April 11, 2014, as part of the Simpler Transaction, the Company paid a transaction fee of $1.5 million to the Sponsor. As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3,730 of equity interests to Simpler has been accounted for as additional capital contribution. In addition, the company recorded a transaction fee expense of $0.5 million related to the HBE and JWA transactions in November, 2014.

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at December 31, 2014 and December 31, 2013.

At December 31, 2014, the carrying amounts and fair values of the Senior Credit Facility, Revolving Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$610,845	$—	603,009	$—
10.625% Senior Notes	366,877	—	357,971	—

At December 31, 2013, the carrying amounts and fair values of the Senior Term Loan and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$516,831	$—	$531,625	$—
Revolver	30,000	—	30,000	—
10.625% Senior Notes	325,427	—	369,876	—

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

20.     Supplemental Guarantor Financial Information

Truven has issued the Notes as further described in Note 11. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future 100% owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s 100% owned domestic subsidiaries. All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

Prior to the series of acquisitions during 2014, the separate financial statements and the condensed consolidating and combining financial information about the comprehensive loss, financial position and cash flows of the Parent, the Issuer, the Guarantors, the non-Guarantors, and eliminations were not presented due to the following:

•	Truven (the Issuer) is 100% owned by Truven Holding Corp. (the parent company guarantor).

•	The guarantee by Truven Holding Corp. is full and unconditional and there were no subsidiary guarantors.

•	Truven Holding Corp. has no independent assets or operations.

•
The transaction costs related to the Prior Acquisition of $26,734 were incurred and paid for by Wolverine, which was merged with and into TRHI, with TRHI surviving the Merger upon closing of the Prior Acquisition as a 100% owned direct subsidiary of Truven Holding Corp. and subsequently changing its name to Truven Health Analytics Inc.

•
The subsidiaries of Truven Holding Corp. other than Truven were minor (as defined in Section 3-10(h)(6) of Regulation S-X of the Securities Act), having total assets, stockholders’ equity, revenues, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

After the series of acquisitions, certain acquired 100% owned domestic subsidiaries became guarantors of the obligations of Truven under the Senior Credit Facility and the Notes. In accordance with Section 3-10 of Regulation S-X of the Securities Act, the following condensed consolidating financial statements are provided prospectively to present the statement of comprehensive income (loss), financial position and cash flows of:

(1) Truven Holding Corp., the Parent;
(2) Truven Health Analytics, Inc., the Subsidiary Issuer;
(3) Simpler North America LLC, Simpler Consulting LLC, JWA, and HBE, the Guarantor subsidiaries;
(4) All foreign Non-Guarantor subsidiaries; and
(5) eliminations to arrive at the information for Truven Holding Corp. on a consolidated basis.

Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material.

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,243	$3,264	$1,097	$—	$12,604
Trade and other receivables, net of allowances	—	106,181	12,765	1,268	—	120,214
Prepaid expenses and other current assets	—	28,574	817	860	—	30,251
Deferred tax asset	—	621	—	—	—	621
Intercompany receivable	—	23,297	39,194	46,799	(109,290)	—
Total current assets	—	166,916	56,040	50,024	(109,290)	163,690
Investment in subsidiaries	47,123	109,851	(192)	—	(156,782)	—
Computer hardware and other property, net	—	36,459	207	769	—	37,435
Developed technology and content, net	—	128,917	5,161	—	—	134,078
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	327,554	55,325	—	—	382,879
Other noncurrent assets	—	15,951	—	236	—	16,187
Total assets	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,777	$5,931	$2,520	$—	$67,228
Deferred revenue	—	121,903	6,802	424	—	129,129
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	664	—	—	—	664
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	—	173	—	173
Intercompany payable	—	26,086	35,784	47,420	(109,290)	—
Total current liabilities	—	213,790	48,517	50,537	(109,290)	203,554
Deferred revenue	—	5,456	—	—	—	5,456
Capital lease obligation - noncurrent	—	1,374	—	—	—	1,374
Long-term debt	—	971,362	—	—	—	971,362
Deferred tax liabilities	—	621	—	—	—	621
Other noncurrent liabilities	—	3,599	—	—	—	3,599
Total liabilities	—	1,196,202	48,517	50,537	(109,290)	1,185,966
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,550	483,550	114,483	(125)	(597,908)	483,550
Accumulated deficit	(436,123)	(436,123)	(5,275)	1,130	440,268	(436,123)
Foreign currency translation adjustment	(304)	(304)	(41)	(513)	858	(304)
Total	47,123	47,123	109,167	492	(156,782)	47,123
Total liabilities and net equity	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089

Truven Holding Corp.
Consolidated Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$504,894	$32,880	$15,882	$(9,181)	$544,475
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(278,976)	(16,683)	(6,214)	8,874	(292,999)
Selling and marketing, excluding depreciation and amortization	—	(51,952)	(1,120)	(4,341)	—	(57,413)
General and administrative, excluding depreciation and amortization	—	(42,259)	(9,129)	(4,549)	—	(55,937)
Depreciation	—	(21,874)	(58)	(418)	—	(22,350)
Amortization of developed technology and content	—	(38,642)	(110)	—	—	(38,752)
Amortization of other identifiable intangible assets	—	(34,460)	(10,942)	—	—	(45,402)
Other operating expenses	—	(20,948)	(143)	—	307	(20,784)
Total operating costs and expenses	—	(489,111)	(38,185)	(15,522)	9,181	(533,637)
Operating loss (income)	—	15,783	(5,305)	360	—	10,838
Net interest income (expense)	—	(69,622)	2	4	—	(69,616)
Other finance costs	—	(712)	(146)	(72)	—	(930)
Equity in net income (loss) of subsidiaries	(37,022)	(5,272)	183	—	42,111	—
Income (loss) before income taxes	(37,022)	(59,823)	(5,266)	292	42,111	(59,708)
Benefit from (provision for) income taxes	—	22,801	(9)	(106)	—	22,686
Net income (loss)	$(37,022)	$(37,022)	$(5,275)	$186	$42,111	$(37,022)

Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(139)	124	(348)	363	(139)
Total comprehensive income (loss)	$(37,161)	$(37,161)	$(5,151)	$(162)	$42,474	$(37,161)

Truven Holding Corp.
Consolidated Statements of Cash Flows
For the year Ended December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(37,022)	$(37,022)	$(5,275)	$186	$42,111	$(37,022)
Non-cash adjustments	37,022	89,399	10,927	181	(42,111)	95,418
Changes in operating assets and liabilities	—	(15,158)	2,249	(270)	—	(13,179)
Net cash provided by operating activities	—	37,219	7,901	97	—	45,217
Investing activities
Acquisitions, net of cash acquired		(109,406)	—	—		(109,406)
Capital expenditures		(31,814)	(634)	(213)		(32,661)
Net cash used in investing activities	—	(141,220)	(634)	(213)	—	(142,067)
Financing activities
Proceeds from additional senior notes, including premium		41,200	—	—		41,200
Repayment of revolving credit facility		(60,000)	—	—		(60,000)
Principal repayment of senior term loan		(6,108)	—	—		(6,108)
Proceeds from revolving credit facility		30,000	—	—		30,000
Proceeds from senior term loan related to refinancing/acquisition		100,000	—	—		100,000
Intercompany transactions		3,333	(4,211)	878		—
Payment of debt issuance costs		(4,095)	—	—		(4,095)
Payment of capital lease obligation		(1,659)	—	—		(1,659)
Net cash (used in) provided by financing activities	—	102,671	(4,211)	878	—	99,338
Effect of exchange rate changes in cash and cash equivalents		—	208	(347)		(139)
Increase (decrease) in cash and cash equivalents	—	(1,330)	3,264	415	—	2,349
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$8,243	$3,264	$1,097	$—	$12,604

21. Supplemental condensed financial information of the Parent Company

Truven Holding Corp.
SCHEDULE I—Condensed Financial Information of Parent Company
Parent Company Condensed Balance Sheet
(in thousands of dollars, unless otherwise indicated)

	As of December 31,
	2014	2013
Asset
Investments in Truven Health Analytics Inc.	$47,123	$79,283
Total assets	47,123	79,283

Liabilities and Equity
Total liabilities	—	—
Equity
Common stock—$0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid in capital	483,550	478,549
Accumulated deficit	(436,123)	(399,101)
Foreign Currency translation adjustment	(304)	(165)
Total liabilities and stockholders’ equity	$47,123	$79,283
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31, 2014	For the year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012
Revenues, net	$—	$—	$—
Operating costs and expenses	—	—	—
(Loss) income before income taxes	—	—	—
Benefit from (provision for) income taxes	—	—	—
Income before share in net loss from subsidiaries	—	—	—
Share of net loss from subsidiaries	(37,022)	(344,989)	(54,112)
Net loss	$(37,022)	$(344,989)	$(54,112)

Other comprehensive loss:
Foreign currency translation adjustments	(139)	(165)	—
Total comprehensive loss	$(37,161)	$(345,154)	$(54,112)
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31, 2014	For the year ended December 31, 2013	From inception (April 20, 2012) to December 31, 2012

Net cash provided by operating activities	$—	$—	$—
Cash flows from investing activities:
Investment in Truven Health Analytics, Inc.	—	(2,350)	(464,400)
Net cash used in investing activities	—	(2,350)	(464,400)
Cash flows from financing activities:
Issuance of common stock	—	—	—
Additional capital contribution	—	2,350	464,400
Net cash provided by financing activities	—	2,350	464,400
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—
Cash and cash equivalents at the end of the period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Notes to Parent Company Condensed Financial Statements
(in thousands of dollars, unless otherwise indicated)

Basis of Presentation
The financial statements for Truven Holding Corp. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2014 and 2013 and from inception (April 20, 2012) to December 31, 2012 and its financial position as of December 31, 2014 and 2013.
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
The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven’s ability and the ability of each of any restricted subsidiaries to sell assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by Truven and its subsidiaries, and enter into agreements that restrict dividends from subsidiaries. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Truven and its subsidiaries totaling $47,123 and $79,283 as of December 31, 2014 and 2013, respectively, which exceeded 25% of the consolidated net assets of the Parent Company, and its subsidiaries.
Capital Contribution
The Parent Company was formed on April 20, 2012 for the purpose of consummating the Prior Acquisition and has had no operations from inception. The Parent Company has 1,000 shares authorized, and issued 1 share with $0.01 par value for $464,400.
Prior to the Prior Acquisition, Thomson Reuters Corporation (the Predecessor Parent) entered into a Retention Agreement with key employees of TRHI in conjunction with the disposal of the business. Pursuant to the Retention Agreements, the Predecessor Parent provided for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Prior Acquisition for periods ranging from 90 days to one year. After the Prior Acquisition, Truven determined that the retention and bonus for the duration of the performance period of certain employees subject to the Retention Agreement amounted to $15,813. Although the Predecessor Parent retained the legal and contractual obligation to pay the employees, the compensation expense was recorded by Truven in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. As a result, for the Predecessor Period ended June 6, 2012, TRHI recorded $5,800 of retention and bonus expense against Net Investment of Predecessor Parent and Truven recorded $8,635 and $1,378 of retention and bonus expenses against Additional Paid in capital in the period from April 20, 2012 to December 31, 2012 and year ended December 31, 2013. The retention and bonus expense, which was paid by Predecessor Parent, was deemed an investment/capital contribution.
During 2013, Truven Holding Corp. received $2,350 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

Contingencies
As of December 31, 2014, there were no material contingencies, significant provisions for long-term debt obligations, or guarantees of the Parent Company, except for those, if any, which have been separately disclosed in the consolidated and combined financial statements.

22.     Subsequent Events

There have been no other events subsequent to December 31, 2014 which would require accrual or disclosure in these consolidated and combined financial statements.

ITEM 15 (a) (2)

Valuation and Qualifying Accounts
We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in this reserve for the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), from inception (April 20, 2012) to December 1, 2012 (Successor), and for the period January 1, 2012 to June 6, 2012 (Predecessor):

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to (Recovery from) Bad Debt (1)	Write-offs Net of Recoveries (2)	Balance at End of Year
Year ended December 31, 2014	1,530	1,042	1,328	1,244
Year ended December 31, 2013 (Successor)	1,865	(144)	191	1,530
From inception (April 20, 2012) to December 31, 2012 (Successor)	—	517	(1,348)	1,865
For the period January 1, 2012 to June 6, 2012 (Predecessor)	1,319	—	1,319	—

(1) Additions to the allowance account through the normal course of business are charged to expense.
(2) Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.