Form 10-Q
period 2015-03-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2015-05-07
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 7, 2015, there was one outstanding share of each of the registrants.

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term “Holdings LLC” refers to VCPH Holdings LLC, a Delaware limited liability company;

•	the terms “Company”, "we", "us", and "our" refer to Truven Holding Corp. and Truven Health Analytics Inc., together with their subsidiaries;

•	the terms “Truven Holding” and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC and that is the direct parent of Truven;

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

•
the term “Prior Acquisition” refers to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with Thomson Reuters U.S. Inc. and Thomson Reuters Global Resources and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

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

•	the terms “Sponsor” and “Veritas Capital” refers to Veritas Capital Fund Management, L.L.C.;

•	the term “Thomson Reuters” refers to Thomson Reuters Corporation;

•
the term “Stock and Asset Purchase Agreement” refers to the Stock and Asset Purchase Agreement among VCPH Holding Corp., Thomson Reuters U.S. Inc. and Thomson Reuters Global Resources, dated as of April 23, 2012, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012;

•	the term "Notes" refers to the 10.625% Senior Notes;

•
the term Senior Credit Agreement, dated as of June 6, 2012, among Truven Holding, Truven Health Analytics Inc., the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time;

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility under the senior credit agreement;

•
the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012, and which were exchanged for the Exchange Notes (as defined below);

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the U.S. Securities Act of 1933, as amended;

•	the term "Additional Notes" refers to the 10.625% Senior Notes, Series A, that were issued on November 12, 2014;

•	the term "Simpler" refers to Simpler Consulting, LLC. and certain of its affiliated entities and persons, which was acquired by certain wholly-owned subsidiaries of the Company on April 11, 2014;

•	the term "JWA" refers to Joan Wellman and Associates, Inc. which was acquired by the Company on October 31, 2014 and

ii

•	the term "HBE" refers to HBE Solutions, LLC which was acquired by certain wholly-owned subsidiaries of the Company on November 12, 2014.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$28,287	$12,604
Trade and other receivables (less allowances of $1,276 and $1,244, respectively)	103,671	120,214
Prepaid expenses and other current assets	28,220	30,251
Deferred tax assets	443	621
Total current assets	160,621	163,690
Computer hardware and other property, net	34,035	37,435
Developed technology and content, net	129,496	134,078
Goodwill	498,820	498,820
Other identifiable intangible assets, net	369,854	382,879
Other noncurrent assets	15,369	16,187
Total assets	$1,208,195	$1,233,089
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$68,468	$67,228
Deferred revenue	135,097	129,129
Current portion of long-term debt	6,360	6,360
Capital lease obligation	673	664
Current taxes payable	43	173
Total current liabilities	210,641	203,554
Deferred revenue	6,306	5,456
Capital lease obligation	1,203	1,374
Long-term debt	970,580	971,362
Deferred tax liabilities	443	621
Other noncurrent liabilities	3,420	3,599
Total liabilities	1,192,593	1,185,966
Equity
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	483,861	483,550
Accumulated deficit	(468,133)	(436,123)
Foreign currency translation adjustment	(126)	(304)
Total equity	15,602	47,123
Total liabilities and equity	$1,208,195	$1,233,089
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended March 31,
	2015	2014

Revenues, net	$143,173	$118,262
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(83,829)	(70,287)
Selling and marketing, excluding depreciation and amortization	(15,934)	(13,724)
General and administrative, excluding depreciation and amortization	(16,882)	(11,285)
Depreciation	(5,135)	(6,593)
Amortization of developed technology and content	(10,809)	(9,197)
Amortization of other identifiable intangible assets	(13,025)	(8,615)
Other operating expenses	(10,338)	(6,529)
Total operating costs and expenses	(155,952)	(126,230)
Operating loss	(12,779)	(7,968)
Net interest expense	(18,472)	(16,273)
Other finance costs	(469)	(76)
Loss before income taxes	(31,720)	(24,317)
Benefit from (provision for) income taxes	(290)	5,060
Net loss	$(32,010)	$(19,257)

Other comprehensive loss:
Foreign currency translation adjustments	$178	$(139)
Total comprehensive loss	$(31,832)	$(19,396)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(32,010)	$(19,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,135	6,593
Amortization of developed technology and content	10,809	9,197
Amortization of other identifiable intangible assets	13,025	8,615
Amortization of debt issue costs	734	626
Amortization of debt discount	808	720
Amortization of unfavorable leasehold interest	—	(47)
Asset write-off	6,000	4,706
Deferred income tax benefit	—	(5,362)
Share-based compensation expense	311	240
Changes in operating assets and liabilities:
Trade and other receivables	16,640	16,000
Prepaid expenses and other current assets	(4,019)	(6,028)
Accounts payable and accrued expenses	5,746	7,239
Deferred revenue	6,728	7,099
Income taxes	(109)	146
Other	(94)	130
Net cash provided by operating activities	29,704	30,617
Investing activities
Acquisition - payment of working capital adjustment	(91)	—
Capital expenditures	(12,355)	(10,299)
Net cash used in investing activities	(12,446)	(10,299)
Financing activities
Principal repayment of senior term loan	(1,590)	(1,338)
Repayment of revolving credit facility	—	(15,000)
Payment of capital lease obligation	(163)	(1,120)
Net cash used in financing activities	(1,753)	(17,458)
Effect of exchange rate changes in cash and cash equivalents	178	(138)
Net increase in cash and cash equivalents	15,683	2,722
Cash and cash equivalents
Beginning of period	12,604	10,255
End of period	$28,287	$12,977

Supplemental cash flow disclosures
Interest paid	$7,149	$6,236
Income taxes paid	$176	$156
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity
Three months ended March 31, 2015
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2014	$—	$483,550	$(436,123)	$(304)	$47,123
Share-based compensation expense	—	311	—	—	311
Foreign currency translation adjustment	—	—	—	178	178
Net loss	—	—	(32,010)	—	(32,010)
Balance at March 31, 2015	$—	$483,861	$(468,133)	$(126)	$15,602
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands of dollars, unless otherwise indicated)

1.	Description of Business and Basis of Presentation
Description of the Business
Truven Holding was formed on April 20, 2012 by Veritas Capital for the purpose of consummating the Prior Acquisition and has had no operations from inception other than its investment in Truven and its subsidiaries.
Truven provides analytic solutions and service offerings across the full spectrum of healthcare constituents, including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers. Truven operates and manages its business under two reportable segments: Commercial and Government.
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2014. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2014 included in the Form10-K as filed with the Securities and Exchange Commission ("SEC") on March 13, 2015.

2.     Recent Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company will adopt the guidance starting on January 1, 2016 on a retrospective basis.
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as currently issued will be effective beginning January 1, 2017. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

3.     Acquisitions
Simpler Acquisition
On April 11, 2014, we acquired Simpler (the "Simpler Transaction"). Simpler provides "Lean" enterprise transformation consulting services. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Simpler purchase agreement, the Company indirectly acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. The Company financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans (the "Supplemental Tranche B Term Loans") (see Note 6). The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
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
The goodwill recognized upon closing of the Simpler acquisition is attributable mainly to the skill of the acquired work force and Simpler’s position as a provider of services to key constituents of the U.S. market. The total goodwill relating to the Simpler Transaction is tax deductible.

Simpler's revenue and net loss for the three months ended March 31, 2015, amounted to $13.8 million and $1.5 million, respectively.

The following unaudited pro forma financial data summarizes the Simpler’s results of operations for the three months ended March 31, 2014 had the acquisition of Simpler occurred as of January 1, 2013:

Three months ended March 31, 2014
(Unaudited)
Revenues, net	$12,663
Net loss	1,217

JWA Acquisition
On October 31, 2014, we acquired JWA (the "JWA Transaction"), a company that provides "Lean" healthcare consulting services. The Company acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments as compensation to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. The Company and its affiliates did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
The following is a summary of the allocation of the purchase price of the JWA Transaction to the estimated fair values of assets acquired and liabilities assumed in the JWA Transaction. The allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

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
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company, which would otherwise have gone to pay royalties or license fees on revenues earned through the use of the asset. Using this approach, trademarks and trade names were valued at $0.3 million, with estimated useful lives of 3 to 5 years.
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
JWA's revenue and net income for the three months ended March 31, 2015 amounted to $3.1 million and $0.2 million, respectively.
The following unaudited pro forma financial data summarizes JWA's results of operations for the three months ended March 31, 2014 had the acquisition of JWA occurred as of January 1, 2013:

Three months ended March 31, 2014
(Unaudited)
Revenues, net	$2,831
Net Income	173

HBE Acquisition
On November 12, 2014, Truven consummated the acquisition of HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.2 million, including negative working capital adjustment of $2.8 million (the "HBE Transaction"). The related acquisition costs amounted to $1.2 million.
The Company financed the acquisition and related costs and expenses through the issuance of the Additional Notes (see Note 6). The Company and its affiliates did not assume any indebtedness in connection with the HBE Transaction.
The following is a summary of the allocation of the purchase price of the HBE Transaction to the estimated fair values of assets acquired and liabilities assumed in the HBE Transaction. The allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment prepared by a third party valuation firm:

Values recognized at acquisition date
Trade and other receivables	$7,670
Prepaid assets and other current assets	768
Computer hardware and other property	140
Developed technology and content	4,621
Other identifiable intangible assets	11,278
Other noncurrent assets	67
Current liabilities	(8,604)
Deferred revenue	(4,249)
Net assets acquired	11,691
Goodwill on acquisition	5,552
Net consideration	$17,243
Adjustment recorded during the quarter reduced current assets by $0.3 million and increased total liabilities by $0.1 million, as a result of the final working capital adjustment.
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
The goodwill recognized upon closing of the acquisition is attributable mainly to the skill of the acquired work force and HBE’s position as a provider of services to key constituents of the global life sciences market. The total goodwill relating to the HBE Transaction is tax deductible.
HBE's revenue and net loss for the three months ended March 31, 2015, amounted to $2.8 million and $1.8 million respectively.
The following unaudited pro forma financial data summarizes HBE’s results of operations for the three months ended March 31, 2014 had the acquisition of HBE occurred as of January 1, 2013:

Three months ended March 31, 2014
(Unaudited)
Revenues, net	$5,444
Net income	992

4.	Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2015, were as follows:

	Commercial	Government	Total

Balance as of March 31, 2015 and December 31, 2014	$774,184	$91,298	$865,482
Accumulated impairment:
Balance as of March 31, 2015 and December 31, 2014	(321,064)	(45,598)	(366,662)

Net book value as of March 31, 2015 and December 31, 2014	$453,120	$45,700	$498,820

5.	Other Identifiable Intangible Assets
Other identifiable intangible assets, net, consisted of the following:

	As of March 31, 2015
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(83,953)	$282,132
Trademarks and trade names	15.0	97,024	(16,884)	80,140
Backlog	1.0	14,732	(9,886)	4,846
Non-Compete	3.0	4,426	(1,690)	2,736
		$482,267	$(112,413)	$369,854

	As of December 31, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(75,756)	$290,329
Trademarks and trade names	15.0	97,024	(15,224)	81,800
Backlog	1.0	14,732	(7,160)	7,572
Non-Compete	3.0	4,426	(1,248)	3,178
		$482,267	$(99,388)	$382,879

Amortization expense for each of the next five twelve-month periods beginning April 1, 2015, is expected to be approximately $46.0 million for 2016, $40.4 million for 2017, $39.4 million for 2018, $39.0 million for 2019, and $38.9 million for 2020.

6.	Long-Term Debt

The Company's long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Senior Credit Facility
Term Loan Facility (net of $13,239 and $14,035 discount, respectively)	$610,051	$610,845
10.625% Senior Notes ("the Notes") (net of $1,388 and $1,455 discount, respectively)	325,762	325,695
10.625% Additional Senior Notes ("the Additional Notes") (including $1,127 and $1,182 premium, respectively)	41,127	41,182
	976,940	977,722
Less: current portion of long-term debt	6,360	6,360
Long-term debt	$970,580	$971,362
In connection with the Prior Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the Old Notes. On November 12, 2014, in connection with the JWA Transaction and the HBE Transaction, Truven issued $40 million aggregate principal amount of Additional Notes. Truven financed the Simpler Transaction and related costs and expenses through a $100.0 million increase in the Tranche B Term Loans under the Senior Credit Facility. Except as otherwise indicated by the context, the Old Notes, the Exchange Notes and the Additional Notes are collectively and individually defined as the "Notes".

Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of March 31, 2015, the Company has no outstanding revolving loan and has outstanding letters of credit amounting to $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.

Borrowings under the Senior Credit Facility, other than swing line loans, bear interest at a rate per annum equal to an applicable margin plus, at Truven’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the one month Eurodollar rate plus 1.00%; provided, that the base rate for the Term Loan Facility at any time shall not be less than 2.25%, or (b) a Eurodollar rate adjusted for statutory reserve requirements for a one, two, three or six month period (or a nine or twelve month interest period if agreed to by all applicable lenders); provided that the Eurodollar base rate used to calculate the Eurodollar rate for the Term Loan Facility at any time shall not be less than 1.25%. Swing line loans will bear interest at the interest rate applicable to base rate loans, plus an applicable margin. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees and certain other agency fees. Truven may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to adjusted LIBOR loans. Following the Third Amendment (the "Third Amendment") to the Senior Credit Agreement to increase the Tranche B Term Loans by $100 million as discussed below, we are required to repay $1.6 million of the Term Loan Facility quarterly, through March 31, 2019, with any remaining balance due June 6, 2019.

All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's existing and future wholly-owned domestic subsidiaries. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility (see Note 14). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).

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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2015, the Company is in compliance with all of these credit facility covenants.

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into the Purchase Agreement with Simpler (see Note 3). In connection with the Purchase Agreement, Truven entered into the Third Amendment to our Senior Credit Agreement. The Third Amendment provided for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Senior Credit Facility to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million Revolving Credit Facility (which remained unchanged).
On April 11, 2014, the Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, the Company must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1.6 million each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the new Supplemental Tranche B Term Loans are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Senior Credit Agreement. In addition, the Consolidated Senior Secured Leverage Ratio applicable to the Company was increased for certain periods from 2014 to 2016. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility (see Note 14).

10.625% Senior Notes due 2020

Old Notes and Exchange Notes

The Notes, which were issued under an indenture, dated June 6, 2012 ( the “Indenture”, as supplemented by the First Supplemental Indenture whereby Truven became a party to the Indenture as successor in interest to Wolverine and the Second Supplemental Indenture referred to below, the “Second Supplemental Indenture”), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, are payable on June 1 and December 1 of each year (commencing on December 1, 2012), and have a maturity date of June 1, 2020.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of March 31, 2015.

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

Additional Notes

The Additional Notes were issued pursuant to the Indenture dated June 6, 2012 governing the Old Notes and, together with the Additional Notes (the "Notes"), as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among the Company, the Guarantors and the Trustee. The Additional Notes form a single series with the Old Notes and have the same terms as the Old Notes and rank equal in right of payment.
Pursuant to the Registration Rights Agreement relating to the Additional Notes, the Company and the Guarantors agreed to use their commercially reasonable efforts to file with the SEC and cause to become effective by May 11, 2015 a registration statement relating to an offer to issue new notes having terms substantially identical to the Additional Notes in exchange for outstanding Additional Notes.
As of March 31, 2015, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending March 31,
2016	$6,360
2017	6,360
2018	6,360
2019	6,360
2020	584,611
Thereafter	366,889
$976,940

7.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended March 31,
	2015	2014

Severance and retention bonuses	$578	$562
Acquisition-related costs and other non-recurring charges	2,779	620
Asset Write-off (see Note 12)	6,000	4,706
Sponsor fee (see Note 10)	981	641
Total other operating expenses	$10,338	$6,529

Severance expense in 2015 and 2014 primarily relates to compensation for certain positions that were eliminated as part of the change in the Company's operating segment structure and continuous streamlining of other positions within the organization to improve our business decision-making process. Retention bonuses relate to incentive compensation agreements to retain key employees of the businesses acquired in 2014.

Acquisition-related costs and non-recurring charges in 2015 mainly represent costs including professional fees as a result of integrating the acquired businesses to the Company. Acquisition-related costs and non-recurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014 (see Note 3) and other professional fees incurred related to business improvement processes.

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
Commercial

The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges and employers.
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

The CODM evaluates the performance of our segments based on segment operating income (loss), which is calculated internally as net sales, less cost of operations (including allocation of technology costs), selling and marketing, and general and administrative expenses, excluding depreciation and amortization.
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
Segment information for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015		2014
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$118,380	$35,536	$96,350	$29,957
Government	25,135	(1,277)	21,912	(641)
Segment totals	143,515	34,259	118,262	29,316
Center/Shared services	(341)	(7,731)	—	(6,350)
Segment operating income	$143,174	$26,528	$118,262	$22,966
Segment operating Margin		19%		19%

The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended March 31,
	2015	2014

Segment operating income	$26,528	$22,966
Depreciation	(5,135)	(6,593)
Amortization of developed technology and content	(10,809)	(9,197)
Amortization of other identifiable intangible assets	(13,025)	(8,615)
Other operating expenses	(10,338)	(6,529)
Operating income	(12,779)	(7,968)
Net interest expense	(18,472)	(16,273)
Other finance costs	(469)	(76)
Loss before income taxes	$(31,720)	$(24,317)

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

There are transfer restrictions on the Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Total outstanding balance at December 31, 2014 and March 31, 2015	4.4	$6,100	0.9	$1,067
Total vested as of March 31, 2015	1.7	$2,391	—	$—

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

The Company recognized compensation expense, net of estimated forfeiture rate of 10% against additional paid in capital of $311 and $240, for the three months ended March 31, 2015 and 2014, respectively, which is recorded in

General and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss. There were no membership grants during the three months ended March 31, 2015 and 2014.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 4.3 years is $3,308.

As of March 31, 2015, 1.7% of Class B Membership Interests have vested with an estimated fair value of $2,039. There were no Class B-1 Membership Interest that vested as of March 31, 2015.

10.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Prior Acquisition and will continue to pay the Sponsor an annual advisory fee in an aggregate amount equal to the greater of (i) $2.5 million or (ii) 2.0% of consolidated EBITDA (as defined in the Senior Credit Agreement), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three months ended March 31, 2015 and 2014, the Company recorded an expense for the Sponsor fee of $1.0 million and $0.6 million, respectively. The Sponsor advisory fee is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss. As of March 31, 2015, the Company had sponsor fee payable of $0.3 million included in the accounts payable and accrued expenses account in the balance sheet.
The Company has a sublease arrangement with Thomson Reuters U.S. Inc. as part of the reverse transitional services agreement entered into in connection with the Prior Acquisition. The sublease income recognized for the three months ended March 31, 2015 and 2014 totaled $0.1 million and $0.1 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3,730 of equity interests to Simpler has been accounted for as additional capital contribution.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent company of the Company. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of March 31, 2015.

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

Income tax provision for the three months ended March 31, 2015 had an effective tax rate of (0.9)%, which is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non-deductible expenses and valuation allowance of $8.0 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three months ended March 31, 2014, at an effective tax rate of 20.8%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes partially offset by the impact of non-deductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

12.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 6.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of March 31, 2015, there are no prepaid revenue share balances on the Company's balance sheet.
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

Truven filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify.  In May 2013 and March 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’s alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay.  Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’s alleged trademark.  We plan to vigorously defend these claims.

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

The Company has determined that the fair value of accounts receivable and accounts payable approximates carrying value at March 31, 2015 and December 31, 2014 due to short term maturity dates.

At March 31, 2015, the carrying amounts and fair values of the Senior Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	610,051	$—	$625,596	$—
10.625% Senior Notes	366,889	—	386,425	—
At December 31, 2014, the carrying amounts and fair values of the Senior Credit facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	610,845	$—	$603,009	$—
10.625% Senior Notes	366,877	—	357,971	—

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

14.     Supplemental Guarantor Financial Information

Truven has issued the Notes as further described in Note 6. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Truven Holding Corp. and each of Truven’s existing and future 100% owned domestic restricted subsidiaries that is a borrower under or that guarantees the obligations under the Senior Credit Facility or any other indebtedness of Truven or any other guarantor. All obligations under the Senior Credit Facility are also guaranteed by Truven Holding Corp. and each of Truven’s 100% owned domestic subsidiaries. All obligations under the Senior Credit Facility and the guarantees of those obligations are secured by first priority security interests in substantially all of Truven’s assets, as well as those of each guarantor (subject to certain limited exceptions).

Prior to the series of acquisitions in 2014, the separate financial statements and the condensed consolidating and combining financial information about the comprehensive loss, financial position and cash flows of the Parent, the Issuer, the Guarantors, the non-Guarantors, and eliminations were not presented due to the following:

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

•
The subsidiaries of Truven Holding Corp. other than Truven were minor (as defined in Section 3-10(h)(6) of Regulation S-X of the U.S. Securities Act of 1933, as amended (the “Securities Act”), having total assets, stockholders’ equity, revenues, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

After the series of acquisitions, certain acquired 100% owned domestic subsidiaries became guarantors of the obligations of Truven under the Senior Credit Facility and the Notes starting in second quarter of 2014. In accordance with Section 3-10 of Regulation S-X of the Securities Act, the following condensed consolidating financial statements are provided prospectively to present the statement of comprehensive income (loss), financial position and cash flows of:

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

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
As of March 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$22,494	$3,957	$1,836	$—	$28,287
Trade and other receivables, net of allowances	—	89,249	13,032	1,390	—	103,671
Prepaid expenses and other current assets	—	26,261	1,026	933	—	28,220
Deferred tax asset	—	443	—	—	—	443
Intercompany receivable	—	26,815	41,716	48,758	(117,289)	—
Total current assets	—	165,262	59,731	52,917	(117,289)	160,621
Investment in subsidiaries	15,602	106,863	(78)	—	(122,387)	—
Computer hardware and other property, net	—	33,145	178	712	—	34,035
Developed technology and content, net	—	123,386	6,110	—	—	129,496
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	318,939	50,915	—	—	369,854
Other noncurrent assets	—	15,355	—	14	—	15,369
Total assets	$15,602	$1,220,627	$157,999	$53,643	$(239,676)	$1,208,195
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,834	$7,003	$2,631	$—	$68,468
Deferred revenue	—	126,418	8,361	318	—	135,097
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	673	—	—	—	673
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	32	11	—	43
Intercompany payable	—	30,915	37,132	49,242	(117,289)	—
Total current liabilities	—	223,200	52,528	52,202	(117,289)	210,641
Deferred revenue	—	6,179	127	—	—	6,306
Capital lease obligation - noncurrent	—	1,203	—	—	—	1,203
Long-term debt	—	970,580	—	—	—	970,580
Deferred tax liabilities	—	443	—	—	—	443
Other noncurrent liabilities	—	3,420	—	—	—	3,420
Total liabilities	—	1,205,025	52,655	52,202	(117,289)	1,192,593
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,861	483,861	114,090	(125)	(597,826)	483,861
Accumulated deficit	(468,133)	(468,133)	(8,782)	1,871	475,044	(468,133)
Foreign currency translation adjustment	(126)	(126)	36	(305)	395	(126)
Total	15,602	15,602	105,344	1,441	(122,387)	15,602
Total liabilities and net equity	$15,602	$1,220,627	$157,999	$53,643	$(239,676)	$1,208,195

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,243	$3,264	$1,097	$—	$12,604
Trade and other receivables, net of allowances	—	106,181	12,765	1,268	—	120,214
Prepaid expenses and other current assets	—	28,574	817	860	—	30,251
Deferred tax asset	—	621	—	—	—	621
Intercompany receivable	—	23,297	39,194	46,799	(109,290)	—
Total current assets	—	166,916	56,040	50,024	(109,290)	163,690
Investment in subsidiaries	47,123	109,851	(192)	—	(156,782)	—
Computer hardware and other property, net	—	36,459	207	769	—	37,435
Developed technology and content, net	—	128,917	5,161	—	—	134,078
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	327,554	55,325	—	—	382,879
Other noncurrent assets	—	15,951	—	236	—	16,187
Total assets	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,777	$5,931	$2,520	$—	$67,228
Deferred revenue	—	121,903	6,802	424	—	129,129
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	664	—	—	—	664
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	—	173	—	173
Intercompany payable	—	26,086	35,784	47,420	(109,290)	—
Total current liabilities	—	213,790	48,517	50,537	(109,290)	203,554
Deferred revenue	—	5,456	—	—	—	5,456
Capital lease obligation - noncurrent	—	1,374	—	—	—	1,374
Long-term debt	—	971,362	—	—	—	971,362
Deferred tax liabilities	—	621	—	—	—	621
Other noncurrent liabilities	—	3,599	—	—	—	3,599
Total liabilities	—	1,196,202	48,517	50,537	(109,290)	1,185,966
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,550	483,550	114,483	(125)	(597,908)	483,550
Accumulated deficit	(436,123)	(436,123)	(5,275)	1,130	440,268	(436,123)
Foreign currency translation adjustment	(304)	(304)	(41)	(513)	858	(304)
Total	47,123	47,123	109,167	492	(156,782)	47,123
Total liabilities and net equity	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$123,304	$16,663	$5,938	$(2,732)	$143,173
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(74,939)	(9,474)	(1,807)	2,391	(83,829)
Selling and marketing, excluding depreciation and amortization	—	(12,720)	(1,472)	(1,742)	—	(15,934)
General and administrative, excluding depreciation and amortization	—	(11,372)	(4,255)	(1,255)	—	(16,882)
Depreciation	—	(5,006)	(29)	(100)	—	(5,135)
Amortization of developed technology and content	—	(10,563)	(246)	—	—	(10,809)
Amortization of other identifiable intangible assets	—	(8,615)	(4,410)	—	—	(13,025)
Other operating expenses	—	(10,588)	(91)	—	341	(10,338)
Total operating costs and expenses	—	(133,803)	(19,977)	(4,904)	2,732	(155,952)
Operating income (loss)	—	(10,499)	(3,314)	1,034	—	(12,779)
Net interest expense	—	(18,469)	1	(4)	—	(18,472)
Other finance costs	—	(270)	(116)	(83)	—	(469)
Equity in net income (loss) of subsidiaries	(32,010)	(2,772)	6	—	34,776	—
Income (loss) before income taxes	(32,010)	(32,010)	(3,423)	947	34,776	(31,720)
Provision for income taxes	—	—	(84)	(206)	—	(290)
Net income (loss)	$(32,010)	$(32,010)	$(3,507)	$741	$34,776	$(32,010)

Other comprehensive income (loss):
Foreign currency translation adjustments	178	178	77	208	(463)	178
Total comprehensive income (loss)	$(31,832)	$(31,832)	$(3,430)	$949	$34,313	$(31,832)

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(32,010)	$(32,010)	$(3,507)	$741	$34,776	$(32,010)
Non-cash adjustments	32,010	34,809	4,679	100	(34,776)	36,822
Changes in operating assets and liabilities	—	23,101	1,921	(130)	—	24,892
Net cash provided by operating activities	—	25,900	3,093	711	—	29,704
Investing activities
Acquisition - payment of working capital adjustment	—	(91)	—	—	—	(91)
Capital expenditures	—	(11,116)	(1,196)	(43)	—	(12,355)
Net cash used in investing activities	—	(11,207)	(1,196)	(43)	—	(12,446)
Financing activities
Intercompany transaction	—	1,311	(1,174)	(137)	—	—
Principal repayment of senior term loan	—	(1,590)	—	—	—	(1,590)
Payment of capital lease obligation	—	(163)	—	—	—	(163)
Net cash used in financing activities	—	(442)	(1,174)	(137)	—	(1,753)
Effect of exchange rate changes in cash and cash equivalents	—	—	(30)	208	—	178
Increase in cash and cash equivalents	—	14,251	693	739	—	15,683
Cash and cash equivalents
Beginning of period	—	8,243	3,264	1,097	—	12,604
End of period	$—	$22,494	$3,957	$1,836	$—	$28,287

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three months ended March 31, 2015 and March 31, 2014. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of March 31, 2015, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended March 31, 2015 represent the consolidated financial statements of Truven Holding and its subsidiaries.

Note to Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as defined in Section 27A of the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Quarterly Report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the SEC.

Overview
We are a leading analytics solutions and services company focused on improving quality and decreasing costs across the healthcare industry. We provide analytic solutions and service offerings across the full spectrum of healthcare constituents including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers.
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
Commercial
The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges and employers.
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
JWA Acquisition
On October 31, 2014,we acquired JWA, a company that provides "Lean" healthcare consulting services. We acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. We did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
HBE Acquisition
On November 12, 2014, we acquired HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.2 million, including negative working capital adjustment of $2.8 million. The related acquisition costs amounted to $1.2 million. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes. We did not assume any indebtedness in connection with the HBE Transaction.
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

Deferred Revenue: Fair Value Adjustments

Our revenues are derived from the sale of subscription data, and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight‑line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. During the acquisition of the healthcare business of Thomson Reuters on June 6, 2012 (referred to as the "Prior Acquisition"), the carrying value of our deferred revenue totaled $138.7 million. With the assistance of a third‑party valuation firm, we determined that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off. Following the acquisitions of Simpler, HBE and JWA during 2014, the carrying values of deferred revenues from acquired companies totaled $11.7 million, and with the assistance of a third-party valuation firm, it was determined that the fair value of the deferred revenue should be adjusted to $4.8 million. As a result, deferred revenue on certain contracts of $6.9 million was written off. These write-offs on deferred revenue negatively impacted our revenue subsequent to the acquisitions.

During the three months periods ended March 31, 2015 and 2014, our revenue was negatively impacted by $2.1 million and $0.7 million, respectively. The write‑offs will have a future aggregate negative impact to revenue of $5.1 million in future periods with the majority expected to be reflected over the next 12 months.

Results of Operations

The following section provides a comparative discussion of our results of operations for the three months ended March 31, 2015 and 2014, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Three months ended March 31, 2015	% of revenue	Three months ended March 31, 2014	% of revenue	Change	% change

Revenues, net(a)	$143,173	100%	$118,262	100%	$24,911	21%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(b)	(83,829)	(59)%	(70,287)	(59)%	(13,542)	19%
Selling and marketing, excluding depreciation and amortization(c)	(15,934)	(11)%	(13,724)	(12)%	(2,210)	16%
General and administrative, excluding depreciation and amortization(d)	(16,882)	(12)%	(11,285)	(10)%	(5,597)	50%
Depreciation(e)	(5,135)	(4)%	(6,593)	(6)%	1,458	(22)%
Amortization of developed technology and content(f)	(10,809)	(8)%	(9,197)	(8)%	(1,612)	18%
Amortization of other identifiable intangible assets(g)	(13,025)	(9)%	(8,615)	(7)%	(4,410)	51%
Other operating expenses(h)	(10,338)	(7)%	(6,529)	(6)%	(3,809)	58%
Total operating costs and expenses	(155,952)	(109)%	(126,230)	(107)%	(29,722)	24%
Operating loss	(12,779)	(9)%	(7,968)	(7)%	(4,811)	60%
Net interest expense (i)	(18,472)	(13)%	(16,273)	(14)%	(2,199)	14%
Other finance costs	(469)	—%	(76)	—%	(393)	517%
Loss before income taxes	(31,720)	(22)%	(24,317)	(21)%	(7,403)	30%
Benefit from (provision for) income taxes	(290)	—%	5,060	4%	(5,350)	(106)%
Net loss	$(32,010)	(22)%	$(19,257)	(16)%	$(12,753)	66%
(a) Includes (i) subscription revenues from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that included: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

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
(e) Includes depreciation of computer hardware, furniture, fixture and equipments, and leasehold improvements.
(f) Includes amortization of developed technology and contents used internally and capitalized once a project has progressed beyond a conceptual, preliminary stage to that of application development stage. Costs that qualify for capitalization include both internal and external costs, but are limited to those that are directly related to a specific project.

(g)	Includes amortization of definite‑lived trademarks and trade names, backlogs, non-compete agreements and acquired customer relationship assets.

(h)
In 2015, other operating expenses included severance expense for certain positions that were eliminated as part of the change in the Company's operating segment structure and continuous streamlining of other positions within the organization to improve our business decision-making process, asset write-offs, acquisition-related costs and non-recurring charges as a result of integrating the acquired businesses to the Company, and a Sponsor fee for Veritas Capital. In 2014, other operating expenses included legal costs related to the acquisition of Simpler in April 2014, asset write-offs and other professional fees incurred related to business improvement processes. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(i)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of three months ended March 31, 2015 and 2014
Revenues, net
Our net revenues were $143.2 million for the three months ended March 31, 2015 as compared to $118.3 million for the three months ended March 31, 2014, an increase of $24.9 million or 21%. The increase was primarily due to the $22.0 million increase in revenue from our Commercial segment and $3.2 million increase in revenue from our Government segment. The increase in revenue from our Commercial segment was primarily due to $19.8 million of revenues from our businesses acquired after the first quarter of 2014. The increase in revenue from our Government segment was mainly from the Federal government channel due to new contract revenues.
The total impact on revenue related to the deferred revenue adjustment for both our Commercial and Government segments in connection with Prior Acquisition and acquisitions during 2014 amounted to $2.1 million compared to $0.7 million in 2014.
For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $83.8 million for the three months ended March 31, 2015 as compared to $70.3 million for the three months ended March 31, 2014, an increase of $13.5 million, or 19%. The increase was mainly due to cost of revenues from the operations of our businesses acquired in 2014 of $10.6 million. The remaining increase was due to higher salaries and benefits of $1.7 million as a result of an increase in headcount and $1.9 million of higher maintenance and data costs as we increase our capacity partly for our government projects.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $15.9 million for the three months ended March 31, 2015 as compared to $13.7 million for the three months ended March 31, 2014, an increase of $2.2 million or 16%, which is mainly due to selling and marketing expenses attributable to the operations of our businesses acquired in 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $16.9 million for the three months ended March 31, 2015 as compared to $11.3 million for the three months ended March 31, 2014, an increase of $5.6 million, or 50%. The increase was primarily due to $5.0 million of additional general and administrative expenses attributable to the operations of our businesses acquired in 2014. The remaining increase relates to incremental salaries and wages expense and consulting fees which were increased to build the accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
Depreciation and amortization
Our depreciation and amortization expense was $29.0 million for the three months ended March 31, 2015 as compared to $24.4 million for the three months ended March 31, 2014, an increase of $4.6 million or 19%. This increase was primarily due to the overall increase in amortizable intangible assets resulting from businesses acquired in 2014, partially offset by lower depreciation in computer hardware and other property as certain assets became fully depreciated in 2014. The incremental depreciation and amortization from the businesses acquired in 2014 amounted to $4.7 million.

Other operating expenses
Our other operating expense was $10.3 million for the three months ended March 31, 2015 as compared to $6.5 million for the three months ended March 31, 2014, an increase of $3.8 million or 58%. The increase was mainly due to the $2.2 million increase in acquisition-related cost and non-recurring expenses incurred to integrate the acquired businesses, a $1.3 million increase in write-off of prepaid revenue share agreement with a supplier that will not be recovered and a $0.3 million increase in Sponsor fee from Veritas Capital.
Operating loss
Our operating loss was $12.8 million for the three months ended March 31, 2015 as compared to an operating loss of $8.0 million for the three months ended March 31, 2014, an increase in operating loss of $4.8 million, or 60%. The increase in operating loss was primarily due to a $24.9 million increase in revenue while total operating expenses increased by $29.7 million.
Net interest expense
Our net interest expense was $18.5 million for the three months ended March 31, 2015, as compared to $16.3 million for the three months ended March 31, 2014, an increase of $2.2 million, or 14%. The increase was primarily due to $140.0 million of additional debt used to finance the acquisitions in 2014.

Benefit from (provision for) income taxes

Our tax provision was $0.3 million for the three months ended March 31, 2015, as compared to a benefit of $5.1 million for the three months ended March 31, 2014, an increase of $5.4 million or 106%. Income tax provision for the three months ended March 31, 2015, at an effective tax rate of (0.9)%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non deductible expenses and valuation allowance of $8.0 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three months ended March 31, 2014, at an effective tax rate of 20.8%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the three months ended March 31, 2015 and March 31, 2014:

(Dollars in thousands)	Three months ended March 31, 2015	% of revenue	Three months ended March 31, 2014	% of revenue	Change	% change

Commercial
Revenues	$118,380	100%	$96,350	100%	$22,030	23%
Segment operating income	35,536	30%	29,957	31%	5,579	19%
Government
Revenues	25,135	100%	21,912	100%	3,223	15%
Segment operating loss	(1,277)	(5)%	(641)	(3)%	(636)	99%

Commercial segment

Revenues
Our Commercial revenue was $118.4 million for the three months ended March 31, 2015 as compared to $96.4 million for the three months ended March 31, 2014, an increase of $22.0 million or 23%. The increase was primarily due to the $19.8 million of revenue from operations of businesses acquired in 2014. Additionally, revenue increased by $2.2 million due to new sales and incremental fees from subscriptions, primarily from MarketScan solutions.

Operating income
Our Commercial operating income was $35.5 million for the three months ended March 31, 2015 as compared to $30.0 million for the three months ended March 31, 2014, an increase of $5.6 million or 19%. This was primarily due to the $1.9 million of incremental operating income from newly acquired business operations, as well as an increase in revenue, offset by a decrease in costs due to the integration of Provider Solutions and different cost reduction measures taken across the Company.

Government segment

Revenues
Our Government revenue was $25.1 million for the three months ended March 31, 2015 as compared to $21.9 million for the three months ended March 31, 2014, an increase of $3.2 million or 15%. This was primarily due to a $2.5 million increase in revenue from Federal government channel due to new contract revenues and $0.7 million in State government channel coming from subscription services after completion of certain implementation projects in 2014.

Operating income
Our Government operating loss was $1.3 million for the three months ended March 31, 2015 as compared to $0.6 million for the three months ended March 31, 2014. The increase in loss mostly relates to the additional headcount costs from our initiatives to improve sales in the federal and state agencies, such as Centers for Medicare & Medicaid Services, state Medicaid agencies, as well as federally owned and operated healthcare facilities. Additional costs were incurred with respect to certain large new projects that will start later in 2015.

Non-GAAP Measures

EBITDA and Adjusted EBITDA Calculation
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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and March 31, 2014 presented:

	Three months ended March 31,
(Dollars in thousands)	2015	2014

Net loss	$(32,010)	$(19,257)
Provision for (Benefit from) income tax	290	(5,060)
Net interest expense	18,472	16,273
Depreciation	5,135	6,593
Amortization of developed technology and content	10,809	9,197
Amortization of other identifiable intangible assets	13,025	8,615
EBITDA	15,721	16,361
Acquisition related and other nonrecurring charges(1)	3,357	1,182
Non-cash stock compensation expense	311	240
Deferred revenue adjustments(2)	2,051	672
Asset write-off (3)	6,000	4,706
Other(4)	981	641
Adjusted EBITDA	$28,421	$23,802

(1)
Acquisition-related costs and non-recurring charges in 2015 mainly represent costs including professional fees as a result of integrating the acquired businesses to the Company. Acquisition-related costs and non-recurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014 (see Note 3) and other professional fees incurred related to business improvement processes. See Note 7 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Prior Acquisition that negatively impacted our revenue. We wrote down the value of our deferred revenue based on valuation analysis completed as a result of the Prior Acquisition.

(3)	Represents write-off of prepaid revenue share with a supplier. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(4)	Represents Sponsor advisory fees in connection with the Prior Acquisition.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(In thousands)	Three months ended March 31,
	2015	2014

Net cash provided by operating activities	29,704	$30,617
Net cash used in investing activities	(12,446)	(10,299)
Net cash used in financing activities	(1,753)	(17,458)
Operating activities
Cash provided by operating activities for the three months ended March 31, 2015 was $29.7 million as compared to $30.6 million for the three months ended March 31, 2014, a decrease of $0.9 million. The net decrease was mainly due to a $0.9 million increase in interest payments as a result of a $140.0 million additional debt to finance acquisitions in 2014. Cash receipts from customers increased by $3.4 million due to improved efforts in collection, but had been offset by $3.4 million in higher payments to various suppliers mainly due to timing of cash payments related to higher maintenance on technology.

Investing activities
Cash used in investing activities for the three months ended March 31, 2015 was $12.4 million, as compared to $10.3 million for the three months ended March 31, 2014. The increase was mainly due to the timing of payments of capital expenditures related to computer hardware and developed technology and content in the normal course of business.

Financing activities
Cash used in financing activities for the three months ended March 31, 2015 was $1.8 million. This amount consisted of $1.6 million principal repayment of the Senior Term Loan Facility and $0.2 million principal payment of capital lease obligation.
Cash used in financing activities for the three months ended March 31, 2014 was $17.5 million. This amount consisted of a $15.0 million Revolving Credit Facility repayment of a loan drawn for working capital requirements, $1.3 million of principal repayment of the Senior Term Loan Facility and $1.1 million principal payment of capital lease obligation.
Liquidity and Capital Resources

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next twelve months. Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. We expect to spend approximately $20.6 million on capital expenditures for the remainder of 2015 (excluding acquisitions and related costs); however, actual capital expenditures may differ. For ongoing liquidity purposes, we primarily intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

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

As of March 31, 2015, we had outstanding letters of credit of $7.5 million, which reduced the available line of credit to $42.5 million.

Indebtedness

As of March 31, 2015, the aggregate principal amount of our outstanding indebtedness was $990.4 million, consisting of $623.3 million under the Term Loan Facility and $367.1 million of Notes.
A discussion of our outstanding indebtedness as of March 31, 2015 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of a $629.7 million Term Loan Facility with a maturity of five years and the $50.0 million Revolving Credit Facility with a maturity of five years. As of March 31, 2015,the Company had an outstanding letters of credit of $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.
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
In addition, the Senior Credit Facility requires Truven to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2015, the Consolidated Senior Secured Leverage Ratio and the maximum ratio were 3.61 and 4.25, respectively, and we were in compliance with all of the Senior Credit Facility covenants.

On October 3, 2012, we entered into the First Amendment to the Senior Credit Facility with a syndicate of banks and other financial institutions with no changes in the terms and conditions other than the reduction of the applicable margin by 1.00%.

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility ("April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million, (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting on June 30, 2013, and (v) extend the 1% repricing call protection from June 6, 2013 to October 26, 2013. There were no other changes to the terms and conditions.

On April 11, 2014, we entered into the Third Amendment (the "Third Amendment") to our Senior Credit Facility for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Senior Credit Facility to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million Revolving Credit Facility (which remained unchanged). The Company borrowed the entire $100.0 million principal amount of the Supplemental Tranche B Term Loans to finance the acquisition of Simpler, repay outstanding loans of $15.0 million in aggregate principal amount under its Revolving Credit Facility and pay fees and expenses relating to the acquisition of Simpler. Under the terms of the Third Amendment, the Company must repay the principal amount of the Tranche B Term Loans in twenty consecutive quarterly installments beginning on June 30, 2014 and continuing through March 31, 2019 in the amount of $1.6 million each, and a final installment on June 6, 2019 in the amount of $597.8 million. The terms and conditions that apply to the Supplemental Tranche B Term Loans under the Third Amendment are substantially the same as the terms and conditions that apply to the existing Tranche B Term Loans under the Senior Credit Facility.

The Third Amendment also amended the Senior Credit Facility to make certain adjustments to the Consolidated Senior Secured Leverage Ratio applicable to the Company by increasing the maximum permitted ratios for certain periods from 2014 to 2016. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility.
10.625% Senior Notes due 2020

Old Notes and Additional Notes

The Old Notes were issued on June 6, 2012, under an indenture (the "Indenture", as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture), with The Bank of New York Mellon Trust Company, N.A. as trustee, which bear an interest at a rate of 10.625% per annum, are payable on June 1 and December 1 of each year, and have a maturity date of June 1, 2020.

The Additional Notes were issued pursuant to the Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among Truven, the Guarantors and the Trustee. The Additional Notes form a single series with the Old Notes and have the same terms as the Old Notes and rank equal in right of payments with the Old Notes.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of March 31, 2015.

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

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of March 31, 2015:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$367,150	$—	$—	$—	$367,150
Other long-term obligations(2)	623,290	6,360	12,720	604,210	—
Interest on indebtedness(3)	332,184	67,416	133,807	111,456	19,505
Operating lease obligations(4)	56,545	9,861	15,997	12,355	18,332
Capital lease obligations(5)	2,022	695	758	569	—
Total contractual obligation	$1,381,191	$84,332	$163,282	$728,590	$404,987

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of March 2015. The one month LIBOR rate on the Senior Credit Facility during the month of March 2015 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on Exchange Notes was 10.625%.

(4)	Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of March 31, 2015, there are no prepaid revenue share balances on the Company's balance sheet.

As of March 31, 2015, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

Critical Accounting Policies
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 2 to the audited financial statements and "Management’s Discussion and Analysis - Critical Accounting Policies", for the year ended December 31, 2014, included in our Form 10-K, for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

We have been subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of March 31, 2015, we have $623.3 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of March 31, 2015 was 0.18%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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
Foreign Currency Exchange Risk
As a result of series of acquisitions, we have established or acquired certain foreign subsidiaries in the United Kingdom, India, Canada, Brazil, and Belgium whose functional currency is the British Pound Sterling, Indian Rupee, Canadian Dollar, Brazilian Real, and Euro, respectively. These subsidiaries were primarily established to function as sales and marketing support to the Parent and are not significant to our operations. We do not believe that changes in these currencies relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain certain contracts and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015 because of the material weakness discussed below.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria due to the material weakness described below.
As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously reported a material weakness related to our resource complement. Specifically, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. This material weakness continues to exist as of March 31, 2015.
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
Management continues to be committed to finalizing remediation plans and implementing the necessary enhancements to remediate this material weakness prior to December 31, 2015. The material weakness will not be considered remediated until: (1) new personnel are hired and new processes are designed, appropriately controlled and implemented for a sufficient period of time; and (2) we have sufficient evidence that the new personnel and new processes and related controls are operating effectively.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K filed on March 13, 2015.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three month period ended March 31, 2015 and March 31, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2015 and March 31, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of March 31, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015

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

Date: May 7, 2015

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three month period ended March 31, 2015 and March 31, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2015 and March 31, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of March 31, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.