Form 10-K/A
period 2014-12-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2015-06-23
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE-None

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Truven  Holdings Corp. (the “Company”) and Truven Health Analytics Inc., as filed with the Securities and Exchange Commission on March 13, 2015 (the “Form 10-K”). This Amendment No. 1 is being filed to amend Part IV- Exhibit 15 - Exhibits and Financial Statement Schedules of the Form 10-K, page F-3, solely for the purpose of amending the independent registered public accounting firm’s report date ("report date") because the dual date was inadvertently omitted from the predecessor report date  in the Form 10-K.  No other changes are made to the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. Accordingly, this Amendment should be read in conjunction with the Form 10-K. The information on the facing page is as of the date of the filing of the Form 10-K.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as a part of this report:

(1) Financial Statements

•	The financial statements and notes thereto annexed to this report beginning on page F-1.
(2) Financial Statement Schedules

•	Schedule of Valuation and Qualifying Accounts Disclosure

1

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
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

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUVEN HOLDING CORP.	TRUVEN HEALTH ANALYTICS INC.
(Registrant)	(Registrant)

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: June 23, 2015	Date: June 23, 2015

3

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

/s/PricewaterhouseCoopers LLP
New York, New York
April 1, 2013 except for the change in the composition of reportable segments discussed in Note 17, to the combined financial statements, as to which the date is October 24, 2014

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
In connection with the Prior Acquisition, on June 6, 2012, Truven entered into the Senior Credit Facility and issued the 10.625% Senior Notes ("Notes") on November 12, 2012, and, in connection with the JWA Transaction and the HBE Transaction, Truven issued $40 million aggregate principal amount of additional notes (the "Additional Notes"). Truven financed the Simpler Transaction and related costs and expenses through a $100 million increase in the Tranche B Term Loans under the Senior Credit Facility. Except as otherwise indicated by the context, the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012 (the "Old Notes"), the 10.625% Senior Notes, Series B (the "Exchange Notes") and the Additional Notes are collectively and individually defined as the "Notes".

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