Form 10-Q
period 2015-06-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2015-08-13
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 13, 2015, there was one outstanding share of each of the registrants.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$16,366	$12,604
Trade and other receivables (less allowances of $1,222 and $1,244, respectively)	91,609	120,214
Prepaid expenses and other current assets	28,526	30,251
Deferred tax assets	267	621
Total current assets	136,768	163,690
Computer hardware and other property, net	29,929	37,435
Developed technology and content, net	124,452	134,078
Goodwill	498,820	498,820
Other identifiable intangible assets, net	357,289	382,879
Other noncurrent assets	18,072	16,187
Total assets	$1,165,330	$1,233,089
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$66,939	$67,228
Deferred revenue	116,112	129,129
Current portion of long-term debt	6,360	6,360
Capital lease obligation	682	664
Current taxes payable	138	173
Total current liabilities	190,231	203,554
Deferred revenue	3,880	5,456
Capital lease obligation	1,029	1,374
Long-term debt	969,799	971,362
Deferred tax liabilities	267	621
Other noncurrent liabilities	3,422	3,599
Total liabilities	1,168,628	1,185,966
Equity (deficit)
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	484,206	483,550
Accumulated deficit	(487,257)	(436,123)
Foreign currency translation adjustment	(247)	(304)
Total equity (deficit)	(3,298)	47,123
Total liabilities and equity (deficit)	$1,165,330	$1,233,089
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue, net	$153,181	$136,424	$296,354	$254,687
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	(83,411)	(75,720)	(167,240)	(146,009)
Selling and marketing, excluding depreciation and amortization	(17,715)	(15,812)	(33,649)	(29,536)
General and administrative, excluding depreciation and amortization	(16,400)	(13,413)	(33,282)	(24,697)
Depreciation	(5,362)	(5,924)	(10,497)	(12,517)
Amortization of developed technology and content	(11,172)	(9,673)	(21,981)	(18,869)
Amortization of other identifiable intangible assets	(12,565)	(12,268)	(25,590)	(20,883)
Other operating expenses	(6,480)	(4,846)	(16,818)	(11,375)
Total operating costs and expenses	(153,105)	(137,656)	(309,057)	(263,886)
Operating income (loss)	76	(1,232)	(12,703)	(9,199)
Net interest expense	(18,510)	(17,415)	(36,982)	(33,689)
Other finance costs	(559)	(260)	(1,028)	(336)
Loss before income taxes	(18,993)	(18,907)	(50,713)	(43,224)
Benefit from (provision for) income taxes	(131)	10,107	(421)	15,167
Net loss	$(19,124)	$(8,800)	$(51,134)	$(28,057)

Other comprehensive loss:
Foreign currency translation adjustments	$(247)	$55	$57	$(85)
Total comprehensive loss	$(19,371)	$(8,745)	$(51,077)	$(28,142)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(51,134)	$(28,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,497	12,517
Amortization of developed technology and content	21,981	18,869
Amortization of other identifiable intangible assets	25,590	20,883
Amortization of debt issue costs	1,463	1,252
Amortization of debt discount	1,616	1,558
Asset write-off	6,000	4,706
Deferred income tax benefit	—	(15,532)
Share-based compensation expense	656	639
Changes in operating assets and liabilities:
Trade and other receivables	28,701	30,585
Prepaid expenses and other current assets	(4,486)	(9,717)
Accounts payable and accrued expenses	4,906	8,052
Deferred revenue	(14,685)	(20,815)
Income taxes	146	212
Other	(3,522)	420
Net cash provided by operating activities	27,729	25,572
Investing activities
Acquisitions, net of cash acquired	(405)	(76,270)
Capital expenditures	(20,111)	(13,646)
Net cash used in investing activities	(20,516)	(89,916)
Financing activities
Principal repayment of senior term loan	(3,180)	(2,927)
Repayment of revolving credit facility	—	(30,000)
Proceeds from senior term loan related to refinancing	—	100,000
Payment of debt issuance costs	—	(2,895)
Payment of capital lease obligation	(328)	(1,340)
Net cash provided by (used in) financing activities	(3,508)	62,838
Effect of exchange rate changes in cash and cash equivalents	57	(84)
Net increase (decrease) in cash and cash equivalents	3,762	(1,590)
Cash and cash equivalents
Beginning of period	12,604	10,255
End of period	$16,366	$8,665

Supplemental cash flow disclosures
Interest paid	$33,863	$30,726
Income taxes paid	306	203
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity (Deficit)
Six months ended June 30, 2015
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity (deficit)
Balance at December 31, 2014	$—	$483,550	$(436,123)	$(304)	$47,123
Share-based compensation expense	—	656	—	—	656
Foreign currency translation adjustment	—	—	—	57	57
Net loss	—	—	(51,134)	—	(51,134)
Balance at June 30, 2015	$—	$484,206	$(487,257)	$(247)	$(3,298)
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
Truven provides analytic solutions and service offerings across the full spectrum of healthcare constituents, including large companies, hospitals and health systems, health plans, federal agencies and state governments in the U.S. and increasingly globally. Truven operates and manages its business under two reportable segments: Commercial and Government.
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2014. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form10-K/A as filed with the Securities and Exchange Commission ("SEC") on June 23, 2015.

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
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as currently issued will be effective beginning January 1, 2017. On July 9, 2015, the FASB delayed the effective date of the new revenue standard by one year, but permits entities to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company will adopt the new revenue guidance beginning in its 2018 interim and annual financial statements and is still in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

3.     Acquisitions
Simpler Acquisition
On April 11, 2014, we acquired Simpler (the "Simpler Transaction"). Simpler provides "Lean" enterprise transformation consulting services, which is a business process intended to maximize customer value with fewer resources and waste. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Simpler purchase agreement, the Company indirectly acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. The Company financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans (the "Supplemental Tranche B Term Loans") (see Note 6). The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
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

Simpler's revenue and net loss for the three months and six months ended June 30, 2015, amounted to $15.4 million and $1.0 million, respectively, and $29.2 million and $2.5 million , respectively.

The following unaudited pro forma financial data summarizes the impact of Simpler’s results of operations for the three and six months ended June 30, 2014 had the acquisition of Simpler occurred as of January 1, 2013:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(Unaudited)
Revenue, net	$12,860	$25,523
Net loss	(1,032)	(2,249)

JWA Acquisition
On October 31, 2014, we acquired JWA (the "JWA Transaction"), a company that provides "Lean" organizational transformation consulting services. The Company acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments as compensation to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. The Company and its affiliates did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
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
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company, which would otherwise have gone to pay royalties or license fees on revenue earned through the use of the asset. Using this approach, trademarks and trade names were valued at $0.3 million, with estimated useful lives of 3 to 5 years.
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
JWA's revenue and net income for the three months and six months ended June 30, 2015, amounted to $2.9 million and $0.1 million respectively, and $6.1 million and $0.3 million, respectively.
The following unaudited pro forma financial data summarizes the impact of JWA's results of operations for the three and six months ended June 30, 2014 had the acquisition of JWA occurred as of January 1, 2013:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(Unaudited)
Revenue, net	$3,222	$6,053
Net Income	323	496

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
An adjustment recorded during the six month period reduced current assets by $0.3 million and increased total liabilities by $0.1 million, as a result of the final working capital adjustment.
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
Trademarks and trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that accrue to the Company which would otherwise have gone to pay royalties or license fees on revenue earned through the use of the asset. Using this approach, trademarks and trade names were valued at $2.5 million, with estimated useful lives of 12 to 14 years.
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
HBE's revenue and net income/loss for the three months ended and six months ended June 30, 2015, amounted to $4.3 million and $0.1 million respectively, and $7.1 million and ($1.7 million), respectively.
The following unaudited pro forma financial data summarizes the impact of HBE’s results of operations for the three and six months ended June 30, 2014 had the acquisition of HBE occurred as of January 1, 2013:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(Unaudited)
Revenues, net	$7,475	$12,919
Net income	2,122	3,114

4.	Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three and six months ended June 30, 2015, were as follows:

	Commercial	Government	Total

Balance as of June 30, 2015, March 31, 2015 and December 31, 2014	$774,184	$91,298	$865,482
Accumulated impairment:
Balance as of June 30, 2015, March 31, 2015 and December 31, 2014	(321,064)	(45,598)	(366,662)
Net book value as of June 30, 2015, March 31, 2015 and December 31, 2014	$453,120	$45,700	$498,820

5.	Other Identifiable Intangible Assets
Other identifiable intangible assets, net, consisted of the following:

	As of June 30, 2015
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(92,151)	$273,934
Trademarks and trade names	15.0	97,024	(18,543)	78,481
Backlog	1.0	14,732	(12,152)	2,580
Non-Compete	3.0	4,426	(2,132)	2,294
		$482,267	$(124,978)	$357,289

	As of December 31, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(75,756)	$290,329
Trademarks and trade names	15.0	97,024	(15,224)	81,800
Backlog	1.0	14,732	(7,160)	7,572
Non-Compete	3.0	4,426	(1,248)	3,178
		$482,267	$(99,388)	$382,879

Amortization expense for each of the next five twelve-month periods beginning July 1, 2015, is expected to be approximately $43.8 million for 2016, $39.9 million for 2017, $39.3 million for 2018, $39.0 million for 2019, and $38.9 million for 2020.

6.	Long-Term Debt

The Company's long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Senior Credit Facility
Term Loan Facility (net of $12,443 and $14,035 discount, respectively)	$609,257	$610,845
10.625% Senior Notes ("the Notes") (net of $1,321 and $1,455 discount, respectively)	325,829	325,695
10.625% Additional Senior Notes ("the Additional Notes") (including $1,073 and $1,182 premium, respectively)	41,073	41,182
	976,159	977,722
Less: current portion of long-term debt	6,360	6,360
Long-term debt	$969,799	$971,362
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

Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity date of June 6, 2019 and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of June 30, 2015, the Company has no outstanding revolving loan and has outstanding letters of credit amounting to $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.

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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2015, the Company is in compliance with all of these credit facility covenants.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of June 30, 2015.

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
As of June 30, 2015, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending June 30,
2016	$6,360
2017	6,360
2018	6,360
2019	6,360
2020	950,719
$976,159

7.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Severance and retention bonuses	$727	$419	$1,305	$981
Acquisition-related costs and other non-recurring charges	4,711	3,827	7,490	4,446
Asset Write-off (see Note 12)	—	—	6,000	4,706
Sponsor fee (see Note 10)	1,042	600	2,023	1,242
Total other operating expenses	$6,480	$4,846	$16,818	$11,375

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

Acquisition-related costs and non-recurring charges in 2015 mainly represent professional fees as a result of integrating the acquired businesses to the Company and $0.9 million of accrual related to settlement of a legal case in the normal course of business. Acquisition-related costs and non-recurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014 (see Note 3) and other professional fees incurred related to business improvement processes.

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
Commercial

The Commercial segment provides analytics solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including, for example, providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, corporations and life sciences companies.
Government

The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies including, for example, the Centers for Medicare & Medicaid Services and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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
Segment information for the three months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,
	2015		2014
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$125,582	$41,952	$113,500	$38,210
Government	27,940	1,305	22,924	(12)
Segment totals	153,522	43,257	136,424	38,198
Center/Shared services	(341)	(7,602)	—	(6,719)
Segment operating income	$153,181	$35,655	$136,424	$31,479
Segment operating margin percentage		23%		23%

The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended June 30,
	2015	2014

Segment operating income	$35,655	$31,479
Depreciation	(5,362)	(5,924)
Amortization of developed technology and content	(11,172)	(9,673)
Amortization of other identifiable intangible assets	(12,565)	(12,268)
Other operating expenses	(6,480)	(4,846)
Operating income (loss)	76	(1,232)
Net interest expense	(18,510)	(17,415)
Other finance costs	(559)	(260)
Loss before income taxes	$(18,993)	$(18,907)

Segment information for the six months ended June 30, 2015 and June 30, 2014 is as follows:

	Six months ended June 30,
	2015		2014
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$243,962	$77,488	$209,851	$68,170
Government	53,075	28	44,836	(650)
Segment totals	297,037	77,516	254,687	67,520
Center/Shared services	(683)	(15,333)	—	(13,075)
Segment operating income	$296,354	$62,183	$254,687	$54,445
Segment operating margin percentage		21%		21%

The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Six months ended June 30,
	2015	2014

Segment operating income	$62,183	$54,445
Depreciation	(10,497)	(12,517)
Amortization of developed technology and content	(21,981)	(18,869)
Amortization of other identifiable intangible assets	(25,590)	(20,883)
Other operating expenses	(16,818)	(11,375)
Operating loss	(12,703)	(9,199)
Net interest expense	(36,982)	(33,689)
Other finance costs	(1,028)	(336)
Loss before income taxes	$(50,713)	$(43,224)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

9.     Share-based Compensation

In October 2012, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain employees, executive officers of the Company, or non-employee directors of Holdings LLC, not to exceed 6.25% in the aggregate. On April 11, 2014, Holdings LLC amended the Operating Agreement to provide Class B-1 Membership Interests in Holdings LLC to Simpler executives. Class B and B-1 membership interests ("Membership Interests") will both vest 20% on each of the first five anniversaries, subject to certain conditions. In addition, 100% of Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement. Each Membership Interest has the right to receive a percentage of the distribution made by Holdings LLC when the distribution is actually made if such distributions exceed specified internal rates of return thresholds.

There are transfer restrictions on the Membership Interests and the unvested interest would be forfeited upon termination of employment or board membership. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Total outstanding balance at December 31, 2014	4.4	$6,100	0.9	$1,067
Granted	—	—	0.85	869
Balance at June 30, 2015	4.4	$6,100	1.75	$1,936
Total outstanding and vested as of June 30, 2015	2.4	$3,339	0.2	$213

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

The Company recognized compensation expense, net of estimated forfeiture rate of 10% against additional paid in capital of $345 and $399, for the three months ended June 30, 2015 and 2014, respectively, and $656 and $639 for the six months ended June 30, 2015 and 2014 respectively, which is recorded in general and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 5.0 years is $3.7 million.

As of June 30, 2015, 2.6% of Class B and B-1 Membership Interests have vested with an estimated fair value of $2.6 million.

10.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the

Prior Acquisition and will continue to pay the Sponsor an annual advisory fee in an aggregate amount equal to the greater of (i) $2.5 million or (ii) 2.0% of consolidated EBITDA (as defined in the Senior Credit Agreement), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and six months ended June 30, 2015 the Company recorded an expense for the Sponsor fee of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2014, the company recorded an expense for the Sponsor fee of $0.6 million and $1.2 million, respectively. The Sponsor advisory fee is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss. As of June 30, 2015, the Company had sponsor fee payable of $0.4 million included in the accounts payable and accrued expenses account in the balance sheet.
The Company has a sublease arrangement with Thomson Reuters U.S. Inc. as part of the reverse transitional services agreement entered into in connection with the Prior Acquisition which ended on March 31, 2015. There was no sublease income for the three months ended June 30, 2015. The sublease income recognized for the six months ended June 30, 2015 totaled $0.1 million. The sublease income recognized for the three and six months ended June 30, 2014 totaled $0.1 million and $0.2 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3.7 million of equity interests to Simpler has been accounted for as additional capital contribution.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent company of the Company. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of June 30, 2015.

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

Income tax provision for the three and six months ended June 30, 2015 had an effective tax rate of (0.7)% and (0.8)%, respectively, and income tax benefit for the three and six months ended June 30, 2014 had an effective tax rate of 53.5% and 35.1%, respectively. Income tax benefit in 2015 is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the valuation allowance of $8.9 million and $16.9 million for the three and six months ended June 30, 2015, respectively, recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three and six months period ended June 30, 2014 is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes partially offset by the impact of nondeductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

12.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 6.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of June 30, 2015, there are no prepaid revenue share balances on the Company's balance sheet.
Litigation and Legal Proceedings
Truven has been named as a defendant in 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed by June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation.

Appeals by the co-defendant generic drug company defendants have been exhausted as of May 18, 2015, and there has been no active discovery involving Truven. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

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

Truven filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify.  In May 2013 and March 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’s alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay.  Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’s alleged trademark. While the parties have engaged in settlement discussions, there can be no assurance that they will conclude successfully, in which event the Company plans to vigorously defend these claims.

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

The Company has determined that the fair value of accounts receivable and accounts payable approximates carrying value at June 30, 2015 and December 31, 2014 due to short term maturity dates.

At June 30, 2015, the carrying amounts and fair values of the Senior Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$609,257	$—	$623,254	$—
10.625% Senior Notes	366,902	—	384,590	—

At December 31, 2014, the carrying amounts and fair values of the Senior Credit facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$610,845	$—	$603,009	$—
10.625% Senior Notes	366,877	—	357,971	—

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

•
The subsidiaries of Truven Holding Corp. other than Truven were minor (as defined in Section 3-10(h)(6) of Regulation S-X of the U.S. Securities Act of 1933, as amended (the “Securities Act”), having total assets, stockholders’ equity, revenue, operating income (before income taxes) and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts.

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

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets As of June 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$10,569	$4,042	$1,755	$—	$16,366
Trade and other receivables, net of allowances	—	77,749	11,885	1,975	—	91,609
Prepaid expenses and other current assets	—	26,998	977	551	—	28,526
Deferred tax asset	—	267	—	—	—	267
Intercompany receivable	—	27,595	30,743	52,761	(111,099)	—
Total current assets	—	143,178	47,647	57,042	(111,099)	136,768
Investment in subsidiaries	—	106,231	—	—	(106,231)	—
Computer hardware and other property, net	—	29,146	151	632	—	29,929
Developed technology and content, net	—	117,550	6,902	—	—	124,452
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	310,324	46,965	—	—	357,289
Other noncurrent assets	—	17,639	—	433	—	18,072
Total assets	$—	$1,181,745	$142,808	$58,107	$(217,330)	$1,165,330
Liabilities and Net Equity (Deficit)
Accounts payable and accrued expenses	$—	$55,944	$8,187	$2,808	$—	$66,939
Deferred revenue	—	109,062	6,788	262	—	116,112
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	682	—	—	—	682
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	8	130	—	138
Intercompany payable	—	34,744	23,294	53,061	(111,099)	—
Total current liabilities	—	206,792	38,277	56,261	(111,099)	190,231
Deferred revenue	—	3,753	127	—	—	3,880
Capital lease obligation - noncurrent	—	1,029	—	—	—	1,029
Long-term debt	—	969,799	—	—	—	969,799
Accumulated losses of unconsolidated companies in excess of investment	3,298	—	87	—	(3,385)	—
Deferred tax liabilities	—	267	—	—	—	267
Other noncurrent liabilities	—	3,403	19	—	—	3,422
Total liabilities	3,298	1,185,043	38,510	56,261	(114,484)	1,168,628
Equity (deficit)
Common stock	—	—	—	—	—	—
Additional paid-in capital	484,206	484,206	114,090	(69)	(598,227)	484,206
Accumulated equity (deficit)	(487,257)	(487,257)	(9,754)	2,297	494,714	(487,257)
Foreign currency translation adjustment	(247)	(247)	(38)	(382)	667	(247)
Total equity (deficit)	(3,298)	(3,298)	104,298	1,846	(102,846)	(3,298)
Total liabilities and net equity (deficit)	$—	$1,181,745	$142,808	$58,107	$(217,330)	$1,165,330

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,243	$3,264	$1,097	$—	$12,604
Trade and other receivables, net of allowances	—	106,181	12,765	1,268	—	120,214
Prepaid expenses and other current assets	—	28,574	817	860	—	30,251
Deferred tax asset	—	621	—	—	—	621
Intercompany receivable	—	23,297	39,194	46,799	(109,290)	—
Total current assets	—	166,916	56,040	50,024	(109,290)	163,690
Investment in subsidiaries	47,123	109,851	(192)	—	(156,782)	—
Computer hardware and other property, net	—	36,459	207	769	—	37,435
Developed technology and content, net	—	128,917	5,161	—	—	134,078
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	327,554	55,325	—	—	382,879
Other noncurrent assets	—	15,951	—	236	—	16,187
Total assets	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,777	$5,931	$2,520	$—	$67,228
Deferred revenue	—	121,903	6,802	424	—	129,129
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	664	—	—	—	664
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	—	173	—	173
Intercompany payable	—	26,086	35,784	47,420	(109,290)	—
Total current liabilities	—	213,790	48,517	50,537	(109,290)	203,554
Deferred revenue	—	5,456	—	—	—	5,456
Capital lease obligation - noncurrent	—	1,374	—	—	—	1,374
Long-term debt	—	971,362	—	—	—	971,362
Deferred tax liabilities	—	621	—	—	—	621
Other noncurrent liabilities	—	3,599	—	—	—	3,599
Total liabilities	—	1,196,202	48,517	50,537	(109,290)	1,185,966
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,550	483,550	114,483	(125)	(597,908)	483,550
Accumulated equity (deficit)	(436,123)	(436,123)	(5,275)	1,130	440,268	(436,123)
Foreign currency translation adjustment	(304)	(304)	(41)	(513)	858	(304)
Total	47,123	47,123	109,167	492	(156,782)	47,123
Total liabilities and net equity	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended June 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$130,644	$19,878	$5,401	$(2,742)	$153,181
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(73,640)	(11,103)	(1,066)	2,398	(83,411)
Selling and marketing, excluding depreciation and amortization	—	(14,217)	(1,761)	(1,737)	—	(17,715)
General and administrative, excluding depreciation and amortization	—	(11,183)	(3,268)	(1,949)	—	(16,400)
Depreciation	—	(5,239)	(25)	(98)	—	(5,362)
Amortization of developed technology and content	—	(10,876)	(296)	—	—	(11,172)
Amortization of other identifiable intangible assets	—	(8,615)	(3,950)	—	—	(12,565)
Other operating expenses	—	(6,491)	(333)	—	344	(6,480)
Total operating costs and expenses	—	(130,261)	(20,736)	(4,850)	2,742	(153,105)
Operating income (loss)	—	383	(858)	551	—	76
Net interest expense	—	(18,511)	—	1	—	(18,510)
Other finance costs	—	(485)	(66)	(8)	—	(559)
Equity in net income (loss) of subsidiaries	(19,124)	(511)	(35)	—	19,670	—
Income (loss) before income taxes	(19,124)	(19,124)	(959)	544	19,670	(18,993)
Provision for income taxes	—	—	(13)	(118)	—	(131)
Net income (loss)	$(19,124)	$(19,124)	$(972)	$426	$19,670	$(19,124)

Other comprehensive income (loss):
Foreign currency translation adjustments	(247)	(247)	(38)	(382)	667	(247)
Total comprehensive income (loss)	$(19,371)	$(19,371)	$(1,010)	$44	$20,337	$(19,371)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$125,515	$9,399	$4,316	$(2,806)	$136,424
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(71,830)	(4,150)	(2,546)	2,806	(75,720)
Selling and marketing, excluding depreciation and amortization	—	(14,506)	(413)	(893)	—	(15,812)
General and administrative, excluding depreciation and amortization	—	(10,500)	(2,523)	(390)	—	(13,413)
Depreciation	—	(5,811)	(12)	(101)	—	(5,924)
Amortization of developed technology and content	—	(9,673)	—	—	—	(9,673)
Amortization of other identifiable intangible assets	—	(8,615)	(3,653)	—	—	(12,268)
Other operating expenses	—	(4,816)	(30)	—	—	(4,846)
Total operating costs and expenses	—	(125,751)	(10,781)	(3,930)	2,806	(137,656)
Operating loss (income)	—	(236)	(1,382)	386	—	(1,232)
Net interest expense	—	(17,415)	—	—	—	(17,415)
Other finance costs	—	(88)	—	(172)	—	(260)
Equity in net income (loss) of subsidiaries	(8,800)	(672)	12	—	9,460	—
Income (loss) before income taxes	(8,800)	(18,411)	(1,370)	214	9,460	(18,907)
Benefit from (provision for) income taxes	—	9,611	541	(45)	—	10,107
Net income (loss)	$(8,800)	$(8,800)	$(829)	$169	$9,460	$(8,800)

Other comprehensive income (loss):
Foreign currency translation adjustments	55	55	7	47	(109)	55
Total comprehensive income (loss)	$(8,745)	$(8,745)	$(822)	$216	$9,351	$(8,745)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$253,948	$36,541	$11,339	$(5,474)	$296,354
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(148,579)	(20,577)	(2,873)	4,789	(167,240)
Selling and marketing, excluding depreciation and amortization	—	(26,937)	(3,233)	(3,479)	—	(33,649)
General and administrative, excluding depreciation and amortization	—	(22,555)	(7,523)	(3,204)	—	(33,282)
Depreciation	—	(10,245)	(54)	(198)	—	(10,497)
Amortization of developed technology and content	—	(21,439)	(542)	—	—	(21,981)
Amortization of other identifiable intangible assets	—	(17,230)	(8,360)	—	—	(25,590)
Other operating expenses	—	(17,079)	(424)	—	685	(16,818)
Total operating costs and expenses	—	(264,064)	(40,713)	(9,754)	5,474	(309,057)
Operating income (loss)	—	(10,116)	(4,172)	1,585	—	(12,703)
Net interest expense	—	(36,980)	1	(3)	—	(36,982)
Other finance costs	—	(755)	(182)	(91)	—	(1,028)
Equity in net income (loss) of subsidiaries	(51,134)	(3,283)	(29)	—	54,446	—
Income (loss) before income taxes	(51,134)	(51,134)	(4,382)	1,491	54,446	(50,713)
Provision for income taxes	—	—	(97)	(324)	—	(421)
Net income (loss)	$(51,134)	$(51,134)	$(4,479)	$1,167	$54,446	$(51,134)

Other comprehensive income (loss):
Foreign currency translation adjustments	57	57	3	131	(191)	57
Total comprehensive income (loss)	$(51,077)	$(51,077)	$(4,476)	$1,298	$54,255	$(51,077)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$243,005	$9,399	$8,354	$(6,071)	$254,687
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(143,770)	(4,150)	(4,160)	6,071	(146,009)
Selling and marketing, excluding depreciation and amortization	—	(27,288)	(413)	(1,835)	—	(29,536)
General and administrative, excluding depreciation and amortization	—	(21,450)	(2,523)	(724)	—	(24,697)
Depreciation	—	(12,319)	(12)	(186)	—	(12,517)
Amortization of developed technology and content	—	(18,869)	—	—	—	(18,869)
Amortization of other identifiable intangible assets	—	(17,230)	(3,653)	—	—	(20,883)
Other operating expenses	—	(11,345)	(30)	—	—	(11,375)
Total operating costs and expenses	—	(252,271)	(10,781)	(6,905)	6,071	(263,886)
Operating loss (income)	—	(9,266)	(1,382)	1,449	—	(9,199)
Net interest expense	—	(33,693)	—	4	—	(33,689)
Other finance costs	—	(232)	—	(104)	—	(336)
Equity in net income (loss) of subsidiaries	(28,057)	431	12	—	27,614	—
Income (loss) before income taxes	(28,057)	(42,760)	(1,370)	1,349	27,614	(43,224)
Benefit from (provision for) income taxes	—	14,703	541	(77)	—	15,167
Net income (loss)	$(28,057)	$(28,057)	$(829)	$1,272	$27,614	$(28,057)

Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(85)	7	(91)	169	(85)
Total comprehensive income (loss)	$(28,142)	$(28,142)	$(822)	$1,181	$27,783	$(28,142)

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(51,134)	$(51,134)	$(4,479)	$1,167	$54,446	$(51,134)
Non-cash adjustments	51,134	61,932	8,985	198	(54,446)	67,803
Changes in operating assets and liabilities	—	8,849	2,724	(513)	—	11,060
Net cash provided by operating activities	—	19,647	7,230	852	—	27,729
Investing activities
Acquisitions, net of cash acquired	—	(405)	—	—	—	(405)
Capital expenditures	—	(17,767)	(2,282)	(62)	—	(20,111)
Net cash used in investing activities	—	(18,172)	(2,282)	(62)	—	(20,516)
Financing activities
Principal repayment of senior term loan	—	(3,180)	—	—	—	(3,180)
Intercompany transaction	—	4,359	(4,038)	(321)	—	—
Payment of capital lease obligation	—	(328)	—	—	—	(328)
Additional paid in capital	—	—	(57)	57	—	—
Net cash provided by (used in) financing activities	—	851	(4,095)	(264)	—	(3,508)
Effect of exchange rate changes in cash and cash equivalents	—	—	(75)	132	—	57
Increase in cash and cash equivalents	—	2,326	778	658	—	3,762
Cash and cash equivalents
Beginning of period	—	8,243	3,264	1,097	—	12,604
End of period	$—	$10,569	$4,042	$1,755	$—	$16,366

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six months Ended June 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(28,057)	$(28,057)	$(829)	$1,272	$27,614	$(28,057)
Non-cash adjustments	28,057	41,261	3,110	77	(27,614)	44,891
Changes in operating assets and liabilities	—	6,329	1,730	679	—	8,738
Net cash provided by operating activities	—	19,533	4,011	2,028	—	25,572
Investing activities
Acquisitions, net of cash acquired	—	(76,270)	—	—	—	(76,270)
Capital expenditures	—	(13,463)	(14)	(169)	—	(13,646)
Net cash used in investing activities	—	(89,733)	(14)	(169)	—	(89,916)
Financing activities
Repayment of revolving credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from senior term loan related to refinancing	—	100,000	—	—	—	100,000
Principal repayment of senior term loan	—	(2,927)	—	—	—	(2,927)
Intercompany transaction		4,577	(3,290)	(1,287)		—
Payment of debt issuance costs	—	(2,895)	—	—	—	(2,895)
Payment of capital lease obligation	—	(1,340)	—	—	—	(1,340)
Net cash provided by (used in) financing activities	—	67,415	(3,290)	(1,287)	—	62,838
Effect of exchange rate changes in cash and cash equivalents	—	—	7	(91)	—	(84)
Increase (decrease) in cash and cash equivalents	—	(2,785)	714	481	—	(1,590)
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$6,788	$714	$1,163	$—	$8,665

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and six months ended June 30, 2015 and June 30, 2014. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of June 30, 2015, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended June 30, 2015 represent the consolidated financial statements of Truven Holding and its subsidiaries.

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

Overview
We are a leading healthcare analytics solutions and services business focused on quality improvement and cost reduction. We provide analytic solutions and service offerings across the full spectrum of healthcare constituents including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers. We enable such clients to formulate strategy, improve operational, clinical and financial performance, enhance patient outcomes, manage risk and increase transparency.

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
Commercial
The Commercial segment provides analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for commercial organizations across the healthcare industry including, for example, providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, corporations and life sciences companies.
Government
The Government segment provides integrated analytic solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies including, for example, the Centers for Medicare & Medicaid Services and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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

2014 Acquisitions

Simpler Acquisition
On April 11, 2014, we acquired Simpler, which provides "Lean" enterprise transformation consulting services. This strategic acquisition combines the Company's market-leading cost and quality analytics in the Commercial segment with Simpler's performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. We acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. We financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans under the Senior Credit Facility. We did not assume any indebtedness in connection with the Simpler Transaction.
JWA Acquisition
On October 31, 2014, we acquired JWA, a company that provides "Lean" transformation consulting services to healthcare businesses. We acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. We did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.

HBE Acquisition
On November 12, 2014, we acquired HBE, a leading provider of global key leader and market access stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.2 million, including negative working capital adjustment of $2.8 million. The related acquisition costs amounted to $1.2 million. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes. We did not assume any indebtedness in connection with the HBE Transaction.
In accordance with the acquisition method of accounting, following the date of each of the foregoing acquisitions, we, with the assistance of a third-party valuation firm, have estimated the fair values of acquired assets and assumed liabilities based on the actual tangible and identifiable intangible assets and liabilities that existed at the date of the acquisitions. These fair values are preliminary and were reflected on our balance sheet on the date of the acquisitions. In this process, we applied certain assumptions as inputs to the valuation calculations. These assumptions represent our best estimates based on historic performance of the respective reporting segments, trends within the market place and our consideration of the potential impact of political, economic and social factors that are considered beyond our control. Significant assumptions included within our discounted cash flow valuation include revenue growth rates, operating profit margins, implied rate of return used and terminal growth rates. Our results of operations, financial position and cash flows are impacted by the effects of the acquisitions, which were financed primarily through borrowings, including transaction-related costs, debt commitment fees and recurring interest costs.

Deferred Revenue: Fair Value Adjustments

Our revenue is derived from the sale of subscription data, and analytics solutions and services. Our revenue from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenue associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenue from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. During the acquisition of the healthcare business of Thomson Reuters on June 6, 2012 (referred to as the "Prior Acquisition"), the carrying value of our deferred revenue totaled $138.7 million. With the assistance of a third-party valuation firm, we determined that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off. Following the acquisitions of Simpler, HBE and JWA during 2014, the carrying values of deferred revenue from acquired companies totaled $11.7 million, and with the assistance of a third-party valuation firm, it was determined that the fair value of the deferred revenue should be adjusted to $4.8 million. As a result, deferred revenue on certain contracts of $6.9 million was written off. These write-offs on deferred revenue negatively impacted our revenue subsequent to the acquisitions.

During the three and six months ended June 30, 2015, our revenue was negatively impacted by $1.9 million and $3.9 million, respectively. For the three and six months ended June 30, 2014, our revenue was negatively impacted by $0.7 million and $1.4 million, respectively. The write-offs will have a future aggregate negative impact to revenue of $3.3 million in future periods.

Results of Operations

The following section provides a comparative discussion of our results of operations for the three and six months ended June 30, 2015 and 2014, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended June 30, 2015 and 2014:

(Dollars in thousands)	Three months ended June 30, 2015	% of revenue	Three months ended June 30, 2014	% of revenue	Change	% change

Revenue, net(a)	$153,181	100%	$136,424	100%	$16,757	12%
Operating costs and expenses
Cost of revenue, excluding depreciation and amortization(b)	(83,411)	(54)%	(75,720)	(56)%	(7,691)	10%
Selling and marketing, excluding depreciation and amortization(c)	(17,715)	(12)%	(15,812)	(12)%	(1,903)	12%
General and administrative, excluding depreciation and amortization(d)	(16,400)	(11)%	(13,413)	(10)%	(2,987)	22%
Depreciation(e)	(5,362)	(4)%	(5,924)	(4)%	562	(9)%
Amortization of developed technology and content(f)	(11,172)	(7)%	(9,673)	(7)%	(1,499)	15%
Amortization of other identifiable intangible assets(g)	(12,565)	(8)%	(12,268)	(9)%	(297)	2%
Other operating expenses(h)	(6,480)	(4)%	(4,846)	(4)%	(1,634)	34%
Total operating costs and expenses	(153,105)	(100)%	(137,656)	(101)%	(15,449)	11%
Operating income (loss)	76	—%	(1,232)	(1)%	1,308	(106)%
Net interest expense (i)	(18,510)	(12)%	(17,415)	(13)%	(1,095)	6%
Other finance costs	(559)	—%	(260)	—%	(299)	115%
Loss before income taxes	(18,993)	(12)%	(18,907)	(14)%	(86)	—%
Benefit from (provision for) income taxes	(131)	—%	10,107	7%	(10,238)	(101)%
Net loss	$(19,124)	(12)%	$(8,800)	(6)%	$(10,324)	117%

(a) Includes (i) subscription revenue from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that included: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

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

(g)	Includes amortization of definite-lived trademarks and trade names, backlogs, non-compete agreements and acquired customer relationship assets.

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

Discussion of three months ended June 30, 2015 and 2014
Revenue, net
Our net revenue was $153.2 million for the three months ended June 30, 2015 as compared to $136.4 million for the three months ended June 30, 2014, an increase of $16.8 million or 12%. The increase was primarily due to the $12.1 million increase in revenue from our Commercial segment and $5.0 million increase in revenue from our Government segment. The increase in revenue from our Commercial segment was primarily due to the $7.2 million of revenue from operations of HBE and JWA, the two businesses we acquired in the fourth quarter of 2014 and an increase of $4.8 million from our Lean enterprise transformation consulting services due to demand from new customers. The increase in revenue from our Government segment was primarily due to new contract revenues from our federal and state channels.
The total impact on revenue related to the deferred revenue adjustment in connection with the Prior Acquisition and acquisitions during 2014 amounted to $1.9 million in 2015 compared to $0.7 million in 2014.
For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $83.4 million for the three months ended June 30, 2015 as compared to $75.7 million for the three months ended June 30, 2014, an increase of $7.7 million, or 10%. The increase was mainly due to cost of revenues from the operations of our businesses acquired in 2014 of $6.4 million. The remaining increase was a function of higher overall project costs corresponding to the higher revenues mainly due to our Government segment.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $17.7 million for the three months ended June 30, 2015 as compared to $15.8 million for the three months ended June 30, 2014, an increase of $1.9 million or 12%, which is mainly due to selling and marketing expenses attributable to the operations of our businesses acquired in 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $16.4 million for the three months ended June 30, 2015 as compared to $13.4 million for the three months ended June 30, 2014, an increase of $3.0 million, or 22%. The increase was primarily due to $1.7 million of additional general and administrative expenses attributable to the operations of our businesses acquired in 2014. The remaining increase relates mainly to incremental salaries and wages expense which increased as a result of the further growth of the Company’s accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.

Depreciation and amortization
Our depreciation and amortization expense was $29.1 million for the three months ended June 30, 2015 as compared to $27.9 million for the three months ended June 30, 2014, an increase of $1.2 million or 4%. This increase was primarily due to the overall increase in developed technology and content as we continue to enhance our products. In addition, developed technology and content also increased as a result of the acquisition of HBE in the fourth quarter of 2014.
Other operating expenses
Our other operating expense was $6.5 million for the three months ended June 30, 2015 as compared to $4.8 million for the three months ended June 30, 2014, an increase of $1.6 million or 34%. The increase was mainly due to the $0.9 million accrual related to a legal settlement, a $0.4 million increase in the Sponsor fee paid to Veritas Capital, and a $0.3 million increase in severance costs as part of our continuous streamlining of certain positions within the organization to improve our business decision-making process.
Operating income (loss)
Our operating income was $0.1 million for the three months ended June 30, 2015 as compared to an operating loss of $1.2 million for the three months ended June 30, 2014, an increase in operating income of $1.3 million, or 106%. The increase in operating income was primarily due to a $16.8 million increase in revenue while total operating expenses increased by $15.4 million, each as discussed above.
Net interest expense
Our net interest expense was $18.5 million for the three months ended June 30, 2015, as compared to $17.4 million for the three months ended June 30, 2014, an increase of $1.1 million, or 6%. The increase was primarily due to the incurrence of $140.0 million of additional debt used to finance the acquisitions in 2014.

Benefit from (provision for) income taxes

Our income tax provision was $0.1 million for the three months ended June 30, 2015, as compared to an income tax benefit of $10.1 million for the three months ended June 30, 2014, an increase of $10.2 million or 101%. Income tax provision for the three months ended June 30, 2015, at an effective tax rate of (0.7)%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of a valuation allowance of $8.9 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three months ended June 30, 2014, at an effective tax rate of 53.5%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non-deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the three months ended June 30, 2015 and June 30, 2014:

(Dollars in thousands)	Three months ended June 30, 2015	% of revenue	Three months ended June 30, 2014	% of revenue	Change	% change

Commercial
Revenue	$125,582	100%	$113,500	100%	$12,082	11%
Segment operating income	41,952	33%	38,210	34%	3,742	10%
Government
Revenue	27,940	100%	22,924	100%	5,016	22%
Segment operating income (loss)	1,305	5%	(12)	—%	1,317	n.m.

Commercial segment

Revenue
Our Commercial revenue was $125.6 million for the three months ended June 30, 2015 as compared to $113.5 million for the three months ended June 30, 2014, an increase of $12.1 million or 11%. The increase was primarily due to the $7.2 million of revenue from operations of HBE and JWA, the two businesses we acquired in the fourth quarter of 2014. Additionally, revenue increased by $4.8 million primarily from our Lean enterprise transformation consulting services due to demand from new customers.

Operating income
Our Commercial operating income was $42.0 million for the three months ended June 30, 2015 as compared to $38.2 million for the three months ended June 30, 2014, an increase of $3.7 million or 10%. This was partially due to the $1.3 million of incremental operating income from the business operations of HBE and JWA, which were acquired during the fourth quarter of 2014. The remaining increase of $2.4 million in operating income is primarily due to higher revenue as discussed above.

Government segment

Revenue
Our Government revenue was $27.9 million for the three months ended June 30, 2015 as compared to $22.9 million for the three months ended June 30, 2014, an increase of $5.0 million or 22%. This was primarily due to new contract revenues from our federal and state channels of $2.1 million and $2.6 million, respectively.

Operating income (loss)
Our Government operating income was $1.3 million for the three months ended June 30, 2015 as compared to almost break-even for the three months ended June 30, 2014. This was primarily due to the $5.0 million increase in revenue as discussed above, offset by a corresponding increase in project costs on new contracts.

The following table summarizes our unaudited interim condensed consolidated results of operations for the six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Six months ended June 30, 2015	% of revenue	Six months ended June 30, 2014	% of revenue	Change	% change

Revenue, net(a)	$296,354	100%	$254,687	100%	$41,667	16%
Operating costs and expenses
Cost of revenue, excluding depreciation and amortization(b)	(167,240)	(56)%	(146,009)	(57)%	(21,231)	15%
Selling and marketing, excluding depreciation and amortization(c)	(33,649)	(11)%	(29,536)	(12)%	(4,113)	14%
General and administrative, excluding depreciation and amortization(d)	(33,282)	(11)%	(24,697)	(10)%	(8,585)	35%
Depreciation(e)	(10,497)	(4)%	(12,517)	(5)%	2,020	(16)%
Amortization of developed technology and content(f)	(21,981)	(7)%	(18,869)	(7)%	(3,112)	16%
Amortization of other identifiable intangible assets(g)	(25,590)	(9)%	(20,883)	(8)%	(4,707)	23%
Other operating expenses(h)	(16,818)	(6)%	(11,375)	(4)%	(5,443)	48%
Total operating costs and expenses	(309,057)	(104)%	(263,886)	(104)%	(45,171)	17%
Operating loss	(12,703)	(4)%	(9,199)	(4)%	(3,504)	38%
Net interest expense (i)	(36,982)	(12)%	(33,689)	(13)%	(3,293)	10%
Other finance costs	(1,028)	—%	(336)	—%	(692)	206%
Loss before income taxes	(50,713)	(17)%	(43,224)	(17)%	(7,489)	17%
Benefit from (provision for) income taxes	(421)	—%	15,167	6%	(15,588)	(103)%
Net loss	$(51,134)	(17)%	$(28,057)	(11)%	$(23,077)	82%
(a) Includes (i) subscription revenue from sales of products and services that are delivered under a contract over a period of time, which are recognized on a straight line basis over the term of the subscription, (ii) revenues from implementation and hosting arrangement that included: (1) the design, production, testing and installation of the customer's database (implementation phase); and (2) the provision of ongoing data management and support services in conjunction with the licensed data and subscription of software data or application (on-going service phase, hosting or subscription).

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

Discussion of six months ended June 30, 2015 and 2014
Revenue, net
Our net revenue was $296.4 million for the six months ended June 30, 2015 as compared to $254.7 million for the six months ended June 30, 2014, an increase of $41.7 million or 16%. The increase was primarily due to the $34.1 million increase in revenue from our Commercial segment and $8.2 million increase in revenue from our Government segment. The increase in revenue from the Commercial segment was due to $13.2 million of revenue from the operations of HBE and JWA, the two businesses we acquired in the fourth quarter of 2014. In addition, our revenue from Lean enterprise transformation consulting services that we acquired on April 11, 2014, is higher by $18.6 million, of which $3.8 million was mainly due to revenue from new customers and $14.8 million was due to the benefit of having 6 months of revenue in 2015 compared to 2.5 months in 2014. The remaining increase in revenue was due to our strategic consulting and outcome research products due to higher demand. The increase in revenue from our Government segment was primarily due to new contract revenues from our federal and state channels.
The total impact on revenue related to the deferred revenue adjustment in connection with the Prior Acquisition and acquisitions during 2014 amounted to $3.9 million in 2015 compared to $1.3 million in 2014.
For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenue, excluding depreciation and amortization, was $167.2 million for the six months ended June 30, 2015 as compared to $146.0 million for the six months ended June 30, 2014, an increase of $21.2 million, or 15%. The increase was mainly due to the cost of revenues from the operations of our businesses acquired in 2014 of $17.1 million. The remaining increase was a function of higher overall project costs corresponding to the higher revenue related to the Government segment.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $33.6 million for the six months ended June 30, 2015 as compared to $29.5 million for the six months ended June 30, 2014, an increase of $4.1 million, or 14%, which is mainly due to the newly acquired businesses in 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $33.3 million for the six months ended June 30, 2015 as compared to $24.7 million for the six months ended June 30, 2014, an increase of $8.6 million, or 35%. The increase was primarily due to $6.7 million of incremental general and administration expenses attributable to the businesses acquired in 2014. The remaining increase relates mainly to incremental salaries and wages expense which increased as a result of the further growth of the Company’s accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
Depreciation and amortization
Our depreciation and amortization expense was $58.1 million for the six months ended June 30, 2015 as compared to $52.3 million for the six months ended June 30, 2014, an increase of $5.8 million or 11%. This increase was primarily due to $5.3 million of depreciation and amortization from the businesses acquired in 2014.

.
Other operating expenses
Our other operating expense was $16.8 million for the six months ended June 30, 2015 as compared to $11.4 million for the six months ended June 30, 2014, an increase of $5.4 million or 48%. The increase was mainly due to the $2.1 million increase in acquisition-related cost and expenses incurred to integrate the acquired businesses, $1.3 million increase in write-off of prepaid revenue share arrangement that will not be recovered, $0.9 million increase in accrual related to settlement of a legal case in the normal course of business, $0.8 million increase in the Sponsor fee from Veritas Capital and $0.3 million increase in severance expense as part of our continuous streamlining of other positions within the organization to improve our business decision-making process.
Operating loss
Our operating loss was $12.7 million for the six months ended June 30, 2015 as compared to $9.2 million for the six months ended June 30, 2014, an increase of $3.5 million, or 38%. The increase in operating loss was primarily due to a $41.7 million increase in revenue while total operating expenses increased by $45.2 million, each as discussed above.
Net interest expense
Our net interest expense was $37.0 million for the six months ended June 30, 2015, as compared to $33.7 million for the six months ended June 30, 2014, an increase of $3.3 million, or 10%. The increase was primarily due to the incurrence of $140.0 million of additional debt used to finance the acquisitions in 2014.

Benefit from (provision for) income taxes

Our income tax expense was $0.4 million for the six months ended June 30, 2015 as compared to a benefit of $15.2 million for the six months ended June 30, 2014, a decrease of $15.6 million or 103%. Income tax benefit for the six months ended June 30, 2015 at an effective tax rate (0.8)%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the valuation allowance of $16.9 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the six months ended June 30, 2014 at an effective tax rate of 35.1%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non-deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the six months ended June 30, 2015 and June 30, 2014:

(Dollars in thousands)	Six months ended June 30, 2015	% of revenue	Six months ended June 30, 2014	% of revenue	Change	% change

Commercial
Revenue	$243,962	100%	$209,851	100%	$34,111	16%
Segment operating income	77,488	32%	68,170	32%	9,318	14%
Government
Revenue	53,075	100%	44,836	100%	8,239	18%
Segment operating income (loss)	28	—%	(650)	(1)%	678	(104)%

Commercial segment

Revenue
Our Commercial revenue was $244.0 million for the six months ended June 30, 2015 as compared to $209.9 million for the six months ended June 30, 2014, an increase of $34.1 million or 16%. Commercial revenue increased by $13.2 million due to revenues from HBE and JWA, which were acquired in the fourth quarter of 2014. In addition, our revenue from Lean enterprise transformation consulting services that we acquired on April 12, 2014, is higher by $18.6 million, of which $3.8 million was due to revenue from new customers and $14.8 million was due to the benefit of having 6 months of revenue in 2015 compared to 2.5 months in 2014. The remaining increase was primarily due to our strategic consulting and outcome research products due to higher demand.

Operating income
Our Commercial operating income was $77.5 million for the six months ended June 30, 2015 as compared to $68.2 million for the six months ended June 30, 2014, an increase of $9.3 million or 14%. This was partially due to the $0.7 million of incremental operating income from the business operations of HBE and JWA, which were acquired during the fourth quarter of 2014. The remaining increase of $8.6 million in operating income is primarily due to higher revenue as discussed above, of which $2.9 million came from our Lean enterprise transformation consulting services.

Government segment

Revenue
Our Government revenue was $53.1 million for the six months ended June 30, 2015 as compared to $44.8 million for the six months ended June 30, 2014, an increase of $8.2 million or 18%. This was primarily due to new contract revenue from our Federal and State channels of $4.6 million and $3.3 million, respectively. The deferred revenue adjustment for the six months ended June 30, 2015 and 2014 was $0.8 million and $0.9 million, respectively.

Operating income (loss)
Our Government operating income was about break-even for the six months ended June 30, 2015 as compared to operating loss of $0.7 million for the six months ended June 30, 2014, a decrease in operating loss of $0.7 million. The decrease in operating loss mostly relates to the revenue related to large new projects that started in 2015.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and June 30, 2014 presented:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net loss	$(19,124)	$(8,800)	$(51,134)	$(28,057)
Provision for (Benefit from) income tax	131	(10,107)	421	(15,167)
Net interest expense	18,510	17,415	36,982	33,689
Depreciation	5,362	5,924	10,497	12,517
Amortization of developed technology and content	11,172	9,673	21,981	18,869
Amortization of other identifiable intangible assets	12,565	12,268	25,590	20,883
EBITDA	28,616	26,373	44,337	42,734
Acquisition related and other nonrecurring charges(1)	5,438	4,245	8,795	5,427
Non-cash stock compensation expense	345	399	656	639
Deferred revenue adjustments(2)	1,892	745	3,943	1,417
Asset write-off (3)	—	—	6,000	4,706
Other(4)	1,042	600	2,023	1,241
Adjusted EBITDA	$37,333	$32,362	$65,754	$56,164

(1)
Acquisition-related costs and non-recurring charges in 2015 mainly represent costs including professional fees as a result of integrating the acquired businesses to the Company and a loss on a legal settlement. Acquisition-related costs and non-recurring charges in 2014 included legal costs related to the acquisition of Simpler in April 2014 ( see Note 3) and other professional fees incurred related to business improvement processes. See Note 7 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Prior Acquisition and acquisitions of businesses in 2014 that negatively impacted our revenue. We wrote down the value of our deferred revenue at acquisition dates based on valuation analysis.

(3)	Represents write-off of prepaid revenue share with a supplier. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report).

(4)	Represents Sponsor advisory fees in connection with the Prior Acquisition.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(Dollars in thousands)	Six months ended June 30,
	2015	2014

Net cash provided by operating activities	$27,729	$25,572
Net cash used in investing activities	(20,516)	(89,916)
Net cash provided by (used in) financing activities	(3,508)	62,838
Operating activities
Cash provided by operating activities for the six months ended June 30, 2015 was $27.7 million as compared to $25.6 million for the six months ended June 30, 2014, an increase of $2.2 million. The net increase was mainly due to $11.2 million of higher cash receipts from customers as a result of improved collection efforts and higher billed revenue, offset by a $3.1 million increase in interest payments as a result of the incurrence of $140.0 million of additional debt to finance acquisitions in 2014 and $6.0 million in higher payments to various suppliers mainly due to timing of cash payments related to new projects.

Investing activities
Cash used in investing activities for the six months ended June 30, 2015 was $20.5 million, as compared to $89.9 million for the six months ended June 30, 2014. The decrease was mainly due to the acquisition of Simpler in 2014. The net cash paid in 2014 amounted to $76.3 million compared to net cash paid of $0.4 million in 2015 related to the net final working capital adjustments. The decrease was offset by $6.5 million of higher capital expenditures related to computer hardware and developed technology and content in the normal course of business.

Financing activities
Cash used in financing activities for the six months ended June 30, 2015 was $3.5 million. This amount consisted of $3.2 million principal repayment of the Senior Term Loan Facility and $0.3 million principal payment of capital lease obligation.
Cash provided by financing activities for the six months ended June 30, 2014 was $62.8 million. This amount consisted of $100.0 million of incremental loan to finance the Simpler Transaction, offset by $30.0 million repayment of Revolving Credit Facility, $2.9 million debt issuance costs, $2.9 million principal repayment of the Senior Term Loan Facility and $1.3 million principal payment of capital lease obligation.
Liquidity and Capital Resources

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next twelve months. Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. We expect to spend approximately $12.9 million on capital expenditures for the remainder of 2015 (excluding acquisitions and related costs); however, actual capital expenditures may differ. For ongoing liquidity purposes, we primarily intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant portion of the contract revenue is paid upfront and most contracts are renewed during the latter part of the fourth quarter.

Many renewals are billed in December and January, and contract revenue from such renewals are normally collected in the first quarter of each calendar year. As such, we have historically experienced a low level of cash every third quarter of each calendar year, but our level of cash during such period and throughout the year may vary depending on any new significant contracts that we may enter into. Such contracts may be driven by state government projects, and are typically entered into concurrent with the start of the state government’s fiscal year.

Indebtedness

As of June 30, 2015, the aggregate principal amount of our outstanding indebtedness was $988.8 million, consisting of $621.7 million under the Term Loan Facility and $367.1 million of Notes.
A discussion of our outstanding indebtedness as of June 30, 2015 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of a $629.7 million Term Loan Facility with a maturity date of June 6, 2019 and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of June 30, 2015, the Company had outstanding letters of credit of $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.
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
In addition, the Senior Credit Facility requires Truven to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2015, the Consolidated Senior Secured Leverage Ratio and the maximum ratio were 3.65 and 4.00, respectively, and we were in compliance with all of the Senior Credit Facility covenants.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of June 30, 2015.

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

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of June 30, 2015:

	Payments by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$367,150	$—	$—	$367,150	$—
Other long-term obligations(2)	621,700	6,360	12,720	602,620	—
Interest on indebtedness(3)	305,590	67,344	133,662	104,584	—
Operating lease obligations(4)	60,511	11,033	17,662	14,763	17,053
Capital lease obligations(5)	1,895	758	1,137	—	—
Total contractual obligation	$1,356,846	$85,495	$165,181	$1,089,117	$17,053

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate Notes has been assumed to be the same as the applicable rates during the month of June 2015. The one month LIBOR rate on the Senior Credit Facility during the month of June 2015 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on the Notes was 10.625%.

(4)	Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of June 30, 2015, there are no prepaid revenue share balances on the Company's balance sheet.

As of June 30, 2015, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer” as defined under the Exchange Act
.

Critical Accounting Policies
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 2 to the audited financial statements and "Management’s Discussion and Analysis - Critical

Accounting Policies", for the year ended December 31, 2014, included in our Annual Report on Form 10-K, for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

We are subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2015, we have $621.7 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of June 30, 2015 was 0.18%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into interest rate swaps, modify any existing interest rate swaps or make changes that may impact our ability to treat our interest rate swaps as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes. We have adopted a hedging policy, which is consistent with the covenants under the Senior Credit Facility.
Foreign Currency Exchange Risk
As a result of series of acquisitions, we have established or acquired certain foreign subsidiaries in the United Kingdom, India, Canada, Brazil, and Belgium whose functional currency is the British Pound Sterling, Indian Rupee, Canadian Dollar, Brazilian Real, and Euro, respectively. These subsidiaries were primarily established [or acquired] to function as sales and marketing support to the Parent and are not significant to our operations. We do not believe that changes in the currencies listed above relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain or enter into certain contracts under which payments are made in foreign currency and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation of our principal executive officer and principal financial officer, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015 because of the material weakness related to our resource complement.

Specifically, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. This material weakness continues to exist as of June 30, 2015.
The Company has taken corrective actions to remediate the material weakness, which included hiring subject matter experts in the areas of revenue recognition, capitalization of assets and other complex accounting transactions. The Company also hired additional experienced accounting personnel to support general accounting activities at the business unit level. To fully remediate our material weakness related to our finance and accounting resources, management is in process of hiring additional resources to support our acquired businesses and international locations. In addition, management will continue to support and provide training and comprehensive guidance to enhance our process, procedures and controls. By their nature, such actions may require a period of time to implement and become fully effective. We are committed in our remediation plans and implementing the necessary enhancements to remediate this material weakness by December 31, 2015.
Changes in Internal Control over Financial Reporting

During the second quarter of 2015, the Company substantially completed a system migration to Oracle Financials for one business unit, impacting project accounting, billing and revenue reconciliation processes, procedures and controls. This is part of a longer term strategy to migrate disparate legacy systems onto a common enterprise resource planning platform. As a result of this system implementation, various processes and controls surrounding the “order to cash” processes for one business unit have changed to gain efficiencies in transaction processing and enhance effectiveness of the internal controls over financial reporting.

We anticipate that we will continue to have future investments in information systems and related processes and will continue to review the impact of any future changes to our internal controls over financial reporting as these new systems and processes are implemented.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. The legal proceedings described in Note 12 to Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K/A filed on June 23, 2015.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three month period ended June 30, 2015 and June 30, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three month period ended June 30, 2015 and June 30, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of June 30, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2015

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

Date: August 13, 2015

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2015 and June 30, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and June 30, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of June 30, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.