Form 10-Q
period 2015-09-30
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2015-11-06
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 6, 2015, there was one outstanding share of each of the registrants.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Interim Condensed Consolidated Balance Sheets - As of September 30, 2015 and December 31, 2014	1

	Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss - For the three and nine months ended September 30, 2015 and September 30, 2014	2

	Unaudited Interim Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2015 and September 30, 2014	3

	Unaudited Interim Condensed Consolidated Statement of Equity (Deficit) - For the nine months ended September 30, 2015	4

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

Signatures		53

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term “Holdings LLC” refers to VCPH Holdings, LLC, a Delaware limited liability company;

•	the terms “Company”, "we", "us", and "our" refer to Truven Holding Corp. and Truven Health Analytics Inc., together with their subsidiaries;

•	the terms “Truven Holding” and "Parent" refer to Truven Holding Corp., a Delaware corporation that is directly owned by Holdings LLC and that is the direct parent of Truven;

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

•	the term "Exchange Notes" refers to the 10.625% Senior Notes, Series B, registered under the U.S. Securities Act of 1933, as amended;

•	the term "Additional Notes" refers to the 10.625% Senior Notes, Series A, that were issued on November 12, 2014;

•	the term "Simpler" refers to Simpler Consulting, LLC and certain of its affiliated entities and persons, which was acquired by certain wholly-owned subsidiaries of the Company on April 11, 2014;

•	the term "JWA" refers to Joan Wellman and Associates, Inc. which was acquired by the Company on October 31, 2014 and

ii

•	the term "HBE" refers to HBE Solutions, LLC which was acquired by certain wholly-owned subsidiaries of the Company on November 12, 2014.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Information

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$20,500	$12,604
Trade and other receivables (less allowances of $1,313 and $1,244, respectively)	103,618	120,214
Prepaid expenses and other current assets	30,867	30,251
Deferred tax assets	301	621
Total current assets	155,286	163,690
Computer hardware and other property, net	35,526	37,435
Developed technology and content, net	120,747	134,078
Goodwill	498,820	498,820
Other identifiable intangible assets, net	344,815	382,879
Other noncurrent assets	18,678	16,187
Total assets	$1,173,872	$1,233,089
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$87,190	$67,228
Deferred revenue	118,053	129,129
Current portion of long-term debt	6,360	6,360
Capital lease obligation	691	664
Current taxes payable	34	173
Total current liabilities	212,328	203,554
Deferred revenue	4,941	5,456
Capital lease obligation	853	1,374
Long-term debt	969,016	971,362
Deferred tax liabilities	301	621
Other noncurrent liabilities	4,138	3,599
Total liabilities	1,191,577	1,185,966
Equity (deficit)
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	484,561	483,550
Accumulated deficit	(501,855)	(436,123)
Foreign currency translation adjustment	(411)	(304)
Total equity (deficit)	(17,705)	47,123
Total liabilities and equity (deficit)	$1,173,872	$1,233,089
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue, net	$152,963	$140,187	$449,317	$394,874
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	(82,171)	(75,089)	(249,411)	(221,098)
Selling and marketing, excluding depreciation and amortization	(16,896)	(13,087)	(50,545)	(42,623)
General and administrative, excluding depreciation and amortization	(16,725)	(14,398)	(50,007)	(39,095)
Depreciation	(5,591)	(4,931)	(16,088)	(17,448)
Amortization of developed technology and content	(11,012)	(9,820)	(32,993)	(28,689)
Amortization of other identifiable intangible assets	(12,474)	(11,960)	(38,064)	(32,843)
Other operating expenses	(3,454)	(5,826)	(20,272)	(17,201)
Total operating costs and expenses	(148,323)	(135,111)	(457,380)	(398,997)
Operating income (loss)	4,640	5,076	(8,063)	(4,123)
Net interest expense	(18,606)	(17,663)	(55,588)	(51,352)
Other finance costs	(428)	(81)	(1,456)	(417)
Loss before income taxes	(14,394)	(12,668)	(65,107)	(55,892)
Benefit from (provision for) income taxes	(204)	6,048	(625)	21,215
Net loss	$(14,598)	$(6,620)	$(65,732)	$(34,677)

Other comprehensive loss:
Foreign currency translation adjustments	$(164)	$(26)	$(107)	$(111)
Total comprehensive loss	$(14,762)	$(6,646)	$(65,839)	$(34,788)
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Nine months ended September 30,
	2015	2014
Operating activities
Net loss	$(65,732)	$(34,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,088	17,448
Amortization of developed technology and content	32,993	28,689
Amortization of other identifiable intangible assets	38,064	32,843
Amortization of debt issue costs	2,217	1,878
Amortization of debt discount	2,424	2,421
Asset write-off	6,000	4,706
Deferred income tax benefit	—	(21,490)
Share-based compensation expense	1,011	955
Changes in operating assets and liabilities:
Trade and other receivables	16,693	15,320
Prepaid expenses and other current assets	(6,655)	(10,739)
Accounts payable and accrued expenses	19,752	14,438
Deferred revenue	(11,681)	(14,469)
Income taxes	(129)	101
Other	(3,605)	638
Net cash provided by operating activities	47,440	38,062
Investing activities
Acquisitions, net of cash acquired	(405)	(77,400)
Capital expenditures	(33,204)	(24,412)
Net cash used in investing activities	(33,609)	(101,812)
Financing activities
Proceeds from revolving credit facility	—	15,000
Principal repayment of senior term loan	(4,770)	(4,517)
Repayment of revolving credit facility	—	(30,000)
Proceeds from senior term loan related to refinancing	—	100,000
Payment of debt issuance costs	(563)	(2,895)
Payment of capital lease obligation	(495)	(1,498)
Net cash provided by (used in) financing activities	(5,828)	76,090
Effect of exchange rate changes in cash and cash equivalents	(107)	(111)
Net increase in cash and cash equivalents	7,896	12,229
Cash and cash equivalents
Beginning of period	12,604	10,255
End of period	$20,500	$22,484

Supplemental cash flow disclosures
Interest paid	$41,134	$38,182
Income taxes paid	752	215
See the notes to these unaudited condensed consolidated financial statements.

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statement of Equity (Deficit)
Nine months ended September 30, 2015
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity (deficit)
Balance at December 31, 2014	$—	$483,550	$(436,123)	$(304)	$47,123
Share-based compensation expense	—	1,011	—	—	1,011
Foreign currency translation adjustment	—	—	—	(107)	(107)
Net loss	—	—	(65,732)	—	(65,732)
Balance at September 30, 2015	$—	$484,561	$(501,855)	$(411)	$(17,705)
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
Truven provides analytics solutions and service offerings across the full spectrum of healthcare constituents, including large companies, hospitals and health systems, health plans, federal agencies and state governments in the U.S. and increasingly globally. Truven operates and manages its business under two reportable segments: Commercial and Government.
Basis of Presentation
These unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim reporting and are consistent with the accounting policies and methods used in preparation of the Company's consolidated financial statements as of December 31, 2014. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement for the periods presented have been recorded. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form10-K/A as filed with the Securities and Exchange Commission ("SEC") on June 23, 2015.

2.     Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No.2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, Truven does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. ASU 2015-16 may affect our financial statements to the extent we have business combinations in the future.

3.     Acquisitions
Simpler acquisition
On April 11, 2014, we acquired Simpler (the "Simpler Transaction"). Simpler provides "Lean" organizational transformation consulting services, which is a business process intended to maximize customer value with fewer resources and waste. This strategic acquisition combines the Company’s market-leading cost and quality analytics in the commercial segment with Simpler’s performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. Pursuant to the Simpler purchase agreement, the Company acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of Truven Holding, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. The Company financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans (the "Supplemental Tranche B Term Loans") (see Note 6). The Company and its affiliates did not assume any indebtedness in connection with the Simpler Transaction.
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
The goodwill recognized upon closing of the Simpler Transaction is attributable mainly to the skill of the acquired work force and Simpler’s position as a provider of services to key constituents of the U.S. market. The total goodwill relating to the Simpler Transaction is tax deductible.

Simpler's revenue and net income for the three months ended September 30, 2015, amounted to $16.4 million and $0.1 million, respectively, and revenue and net loss for the nine months ended September 30, 2015 were $45.6 million and $2.4 million, respectively.

The following unaudited pro forma financial data summarizes the impact of Simpler’s results of operations for the three and nine months ended September 30, 2014 had the acquisition of Simpler occurred as of January 1, 2013:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(Unaudited)
Revenue, net	$13,207	$38,730
Net loss	(253)	(2,502)

JWA acquisition
On October 31, 2014, we acquired JWA (the "JWA Transaction"), a company that provides "Lean" consulting services. The Company acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments as compensation to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. The Company and its affiliates did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.
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
JWA's revenue and net income for the three months and nine months ended September 30, 2015, amounted to $3.4 million and $0.4 million respectively, and $9.5 million and $0.6 million, respectively.
The following unaudited pro forma financial data summarizes the impact of JWA's results of operations for the three and nine months ended September 30, 2014 had the acquisition of JWA occurred as of January 1, 2013:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(Unaudited)
Revenue, net	$3,127	$9,179
Net Income	327	823
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
The Company financed the acquisition and related costs and expenses through the issuance of the Additional Notes (see Note 6). The Company and its affiliates did not assume any of HBE's indebtedness in connection with the HBE Transaction.
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
An adjustment recorded during the first quarter of 2015 reduced current assets by $0.3 million and increased total liabilities by $0.1 million, as a result of the final working capital adjustment.
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
HBE's revenue and net loss for the three months ended and nine months ended September 30, 2015, amounted to $3.4 million and $1.5 million respectively, and $10.5 million and $3.2 million, respectively.
The following unaudited pro forma financial data summarizes the impact of HBE’s results of operations for the three and nine months ended September 30, 2014 had the acquisition of HBE occurred as of January 1, 2013:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(Unaudited)
Revenues, net	$5,494	$18,413
Net income	1,199	4,312

4.	Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three and nine months ended September 30, 2015, were as follows:

	Commercial	Government	Total
Balance as of September 30, 2015 and December 31, 2014	$774,184	$91,298	$865,482
Accumulated impairment:
Balance as of September 30, 2015 and December 31, 2014	(321,064)	(45,598)	(366,662)
Net book value as of September 30, 2015 and December 31, 2014	$453,120	$45,700	$498,820

5.	Other Identifiable Intangible Assets
Other identifiable intangible assets, net, consisted of the following:

	As of September 30, 2015
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(100,348)	$265,737
Trademarks and trade names	15.0	97,024	(20,203)	76,821
Backlog	1.0	14,732	(14,327)	405
Non-Compete	3.0	4,426	(2,574)	1,852
		$482,267	$(137,452)	$344,815

	As of December 31, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(75,756)	$290,329
Trademarks and trade names	15.0	97,024	(15,224)	81,800
Backlog	1.0	14,732	(7,160)	7,572
Non-Compete	3.0	4,426	(1,248)	3,178
		$482,267	$(99,388)	$382,879

Amortization expense for each of the next five twelve-month periods beginning October 1, 2015, is expected to be approximately $41.6 million for 2016, $39.5 million for 2017, $39.2 million for 2018, $38.9 million for 2019, and $38.9 million for 2020.

6.	Long-Term Debt

The Company's long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Senior Credit Facility
Term Loan Facility (net of $11,648 and $14,035 discount, respectively)	$608,462	$610,845
10.625% Senior Notes ("the Notes") (net of $1,254 and $1,455 discount, respectively)	325,896	325,695
10.625% Additional Senior Notes ("the Additional Notes") (including $1,018 and $1,182 premium, respectively)	41,018	41,182
	975,376	977,722
Less: current portion of long-term debt	6,360	6,360
Long-term debt	$969,016	$971,362
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

Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity date of June 6, 2019 and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of September 30, 2015, the Company has no outstanding revolving loan and has outstanding letters of credit amounting to $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.

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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2015, the Company is in compliance with all of these credit facility covenants.

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
On August 21, 2015, the Company entered into a Fourth Amendment to the Senior Credit Agreement that increased the applicable maximum Consolidated Senior Secured Leverage Ratio starting from the third quarter of 2015 through the maturity of the Senior Credit Agreement. All the other terms under the Senior Credit Agreement remained unchanged.

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

On June 5, 2013, we entered into the Second Supplemental Indenture, to amend that certain guarantee release provision in the Indenture, to allow subsidiary guarantors and not Truven Holding to be released from their obligations under the Indenture upon the release or discharge of such guarantor’s guarantee of the Senior Credit Facility or the guarantee which resulted in the creation of the guarantee under the Indenture (subject to certain limitations).

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of September 30, 2015.

Pursuant to a registration rights agreement dated June 6, 2012 (the "Registration Rights Agreement"), we exchanged the Old Notes (and related guarantees) for the Exchange Notes.

Additional Notes

The Additional Notes were issued pursuant to the Indenture dated June 6, 2012 governing the Old Notes (together with the Additional Notes, the "Notes"), as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among the Company, the Guarantors and the Trustee. The Additional Notes form a single series with the Old Notes and have the same terms as the Old Notes and rank equal in right of payment.
Pursuant to the Registration Rights Agreement relating to the Additional Notes, we exchanged the Old Notes (and related guarantees) for the Exchange Notes.
As of September 30, 2015, principal maturities of long-term debt for the next five years and thereafter consist of:

For the period ending September 30,
2016	$6,360
2017	6,360
2018	6,360
2019	589,146
2020	367,150
$975,376

7.	Other Operating Expenses
The components of other operating expenses include the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Severance and retention bonuses	$—	$1,323	$1,305	$2,304
Acquisition-related costs and other transaction related costs	2,620	3,878	10,110	8,324
Asset Write-off (see Note 12)	—	—	6,000	4,706
Sponsor fee (see Note 10)	834	625	2,857	1,867
Total other operating expenses	$3,454	$5,826	$20,272	$17,201

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

Acquisition-related costs and other transaction related costs in 2015 mainly represent professional fees as a result of integrating the acquired businesses to the Company and $0.9 million of accrual in second quarter of 2015 related to a settlement of a legal case in the normal course of business. Acquisition-related costs and other transaction related costs in 2014 included legal costs related to the acquisition of Simpler in April 2014 (see Note 3) and other professional fees incurred related to business improvement processes.

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
Government

The Government segment provides integrated analytics solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies including, for example, the Centers for Medicare & Medicaid Services and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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
Segment information for the three months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,
	2015		2014
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$123,635	$40,815	$115,095	$41,967
Government	29,775	3,560	25,092	1,984
Segment totals	153,410	44,375	140,187	43,951
Center/Shared services	(447)	(7,204)	—	(6,338)
Segment operating income	$152,963	$37,171	$140,187	$37,613
Segment operating margin percentage		24%		27%

The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Three months ended September 30,
	2015	2014

Segment operating income	$37,171	$37,613
Depreciation	(5,591)	(4,931)
Amortization of developed technology and content	(11,012)	(9,820)
Amortization of other identifiable intangible assets	(12,474)	(11,960)
Other operating expenses	(3,454)	(5,826)
Operating income	4,640	5,076
Net interest expense	(18,606)	(17,663)
Other finance costs	(428)	(81)
Loss before income taxes	$(14,394)	$(12,668)

Segment information for the nine months ended September 30, 2015 and September 30, 2014 is as follows:

	Nine months ended September 30,
	2015		2014
	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$367,597	$118,303	$324,946	$110,137
Government	82,849	3,588	69,928	1,334
Segment totals	450,446	121,891	394,874	111,471
Center/Shared services	(1,129)	(22,537)	—	(19,413)
Segment operating income	$449,317	$99,354	$394,874	$92,058
Segment operating margin percentage		22%		23%

The following table reconciles unaudited condensed segment operating income per the reportable segment information to loss before income taxes per the unaudited interim condensed consolidated statements of comprehensive loss.

	Nine months ended September 30,
	2015	2014

Segment operating income	$99,354	$92,058
Depreciation	(16,088)	(17,448)
Amortization of developed technology and content	(32,993)	(28,689)
Amortization of other identifiable intangible assets	(38,064)	(32,843)
Other operating expenses	(20,272)	(17,201)
Operating loss	(8,063)	(4,123)
Net interest expense	(55,588)	(51,352)
Other finance costs	(1,456)	(417)
Loss before income taxes	$(65,107)	$(55,892)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

9.     Share-based Compensation

In October 2012, Truven Holding's immediate parent, Holdings LLC, established a compensation award in accordance with the Operating Agreement to provide Class B Membership Interests in Holdings LLC to certain employees, executive officers of the Company, and non-employee directors of Holdings LLC, not to exceed 6.25% in the aggregate. On April 11, 2014, Holdings LLC amended the Operating Agreement to provide Class B-1 Membership Interests in Holdings LLC to Simpler executives. Class B and B-1 membership interests ("Membership Interests") will both vest 20% on each of the first five anniversaries, subject to certain conditions. In addition, 100% of Membership Interests may vest in certain circumstances in connection with a change in control as defined in the Operating Agreement. Each Membership Interest has the right to receive a percentage of the distribution made by Holdings LLC when the distribution is actually made if such distributions exceed specified internal rates of return thresholds.

There are transfer restrictions on the Membership Interests and the unvested interest would be forfeited upon termination of employment or board membership. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Total outstanding balance at December 31, 2014	4.4	$6,100	0.9	$1,067
Granted	—	—	0.85	869
Forfeited	—	—	(0.3)	(379)
Balance at September 30, 2015	4.4	$6,100	1.45	$1,557
Total outstanding and vested as of September 30, 2015	2.5	$3,503	0.2	$213

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

The Company recognized compensation expense, net of estimated forfeiture rate of 10% against additional paid in capital of $356 and $316, for the three months ended September 30, 2015 and 2014, respectively, and $1,011 and $955 for the nine months ended September 30, 2015 and 2014 respectively, which is recorded in general and administrative expense in the Company’s unaudited interim condensed consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to nonvested Membership Interests expected to be recognized over the next 4.8 years is $3.1 million.

As of September 30, 2015, 2.7% of Class B and B-1 Membership Interests have vested with an estimated fair value of $2.9 million.

10.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Prior Acquisition and will continue to pay the Sponsor an annual advisory fee in an aggregate amount equal to the greater of (i) $2.5 million or (ii) 2.0% of consolidated EBITDA (as defined in the Senior Credit Agreement), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the three and nine months ended September 30, 2015 the Company recorded an expense for the Sponsor fee of $0.8 million and $2.9 million, respectively. For the three and nine months ended September 30, 2014, the company recorded an expense for the Sponsor fee of $0.6 million and $1.9 million, respectively. The Sponsor advisory fee is presented within other operating expenses in the Company's unaudited interim condensed consolidated statements of comprehensive loss. As of September 30, 2015, the Company had prepaid Sponsor fee of $1.1 million included in the prepaid expenses and other current assets account in the balance sheet.
The Company had a sublease arrangement with Thomson Reuters U.S. Inc. as part of the reverse transitional services agreement entered into in connection with the Prior Acquisition which ended on March 31, 2015. There was no sublease income for the three months ended September 30, 2015. The sublease income recognized for the nine months ended September 30, 2015 totaled $0.1 million. The sublease income recognized for the three and nine months ended September 30, 2014 totaled $0.1 million and $0.3 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's unaudited interim condensed consolidated statements of comprehensive loss.

As part of the Simpler Transaction (see Note 3), the issuance by Holdings LLC of $3.7 million of equity interests to Simpler has been accounted for as additional capital contribution.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent company of the Truven Holding. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of September 30, 2015.

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

Income tax provision for the three and nine months ended September 30, 2015 had an effective tax rate of (1.4)% and (1.0)%, respectively, and income tax benefit for the three and nine months ended September 30, 2014 had an effective tax rate of 47.7% and 38.0%, respectively. Income tax benefit in 2015 is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the valuation allowance of $5.5 million and $22.4 million for the three and nine months ended September 30, 2015, respectively, recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three and nine months period ended September 30, 2014 is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes partially offset by the impact of nondeductible expenses. The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple states and foreign jurisdictions.

12.     Commitment and Contingencies
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 6.
Contractual Commitments
Revenue Sharing Agreement
Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of September 30, 2015, there are no prepaid revenue share balances on the Company's balance sheet.
Litigation and Legal Proceedings
Truven has been named as a defendant in 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed by June 2010 and the rest of which were filed in March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, we believe that none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation. Appeals by the co-defendant generic drug company defendants have been exhausted as of May 18, 2015, and there has been no active discovery involving Truven. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

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

The Company has determined that the fair value of accounts receivable and accounts payable approximates carrying value at September 30, 2015 and December 31, 2014 due to short term maturity dates.

At September 30, 2015, the carrying amounts and fair values of the Senior Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$608,462	$—	$611,552	$—
10.625% Senior Notes	366,914	—	383,672	—

At December 31, 2014, the carrying amounts and fair values of the Senior Credit facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$610,845	$—	$603,009	$—
10.625% Senior Notes	366,877	—	357,971	—

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

After the series of acquisitions, all acquired 100% owned domestic subsidiaries became guarantors of the obligations of Truven under the Senior Credit Facility and the Notes starting in second quarter of 2014. In accordance with Section 3-10 of Regulation S-X of the Securities Act, the following condensed consolidating financial statements are provided prospectively to present the statement of comprehensive income (loss), financial position and cash flows of:

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

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Balance Sheets As of September 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$15,284	$3,634	$1,582	$—	$20,500
Trade and other receivables, net of allowances	—	91,472	10,444	1,702	—	103,618
Prepaid expenses and other current assets	—	29,533	842	492	—	30,867
Deferred tax asset	—	301	—	—	—	301
Intercompany receivable	—	28,850	35,150	57,031	(121,031)	—
Total current assets	—	165,440	50,070	60,807	(121,031)	155,286
Investment in subsidiaries	—	105,495	—	—	(105,495)	—
Computer hardware and other property, net	—	34,890	108	528	—	35,526
Developed technology and content, net	—	113,132	7,615	—	—	120,747
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	301,709	43,106	—	—	344,815
Other noncurrent assets	—	18,147	76	455	—	18,678
Total assets	$—	$1,196,490	$142,118	$61,790	$(226,526)	$1,173,872
Liabilities and Net Equity (Deficit)
Accounts payable and accrued expenses	$—	$76,192	$8,460	$2,538	$—	$87,190
Deferred revenue	—	113,178	4,850	25	—	118,053
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	691	—	—	—	691
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	14	20	—	34
Intercompany payable	—	38,650	25,231	57,150	(121,031)	—
Total current liabilities	—	235,071	38,555	59,733	(121,031)	212,328
Deferred revenue	—	4,830	111	—	—	4,941
Capital lease obligation - noncurrent	—	853	—	—	—	853
Long-term debt	—	969,016	—	—	—	969,016
Accumulated losses of unconsolidated companies in excess of investment	17,705	—	186	—	(17,891)	—
Deferred tax liabilities	—	301	—	—	—	301
Other noncurrent liabilities	—	4,124	14	—	—	4,138
Total liabilities	17,705	1,214,195	38,866	59,733	(138,922)	1,191,577
Equity (deficit)
Common stock	—	—	—	—	—	—
Additional paid-in capital	484,561	484,561	114,090	(69)	(598,582)	484,561
Accumulated equity (deficit)	(501,855)	(501,855)	(10,789)	2,691	509,953	(501,855)
Foreign currency translation adjustment	(411)	(411)	(49)	(565)	1,025	(411)
Total equity (deficit)	(17,705)	(17,705)	103,252	2,057	(87,604)	(17,705)
Total liabilities and net equity (deficit)	$—	$1,196,490	$142,118	$61,790	$(226,526)	$1,173,872

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,243	$3,264	$1,097	$—	$12,604
Trade and other receivables, net of allowances	—	106,181	12,765	1,268	—	120,214
Prepaid expenses and other current assets	—	28,574	817	860	—	30,251
Deferred tax asset	—	621	—	—	—	621
Intercompany receivable	—	23,297	39,194	46,799	(109,290)	—
Total current assets	—	166,916	56,040	50,024	(109,290)	163,690
Investment in subsidiaries	47,123	109,851	(192)	—	(156,782)	—
Computer hardware and other property, net	—	36,459	207	769	—	37,435
Developed technology and content, net	—	128,917	5,161	—	—	134,078
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	327,554	55,325	—	—	382,879
Other noncurrent assets	—	15,951	—	236	—	16,187
Total assets	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,777	$5,931	$2,520	$—	$67,228
Deferred revenue	—	121,903	6,802	424	—	129,129
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	664	—	—	—	664
Deferred tax liability	—	—	—	—	—	—
Current taxes payable	—	—	—	173	—	173
Intercompany payable	—	26,086	35,784	47,420	(109,290)	—
Total current liabilities	—	213,790	48,517	50,537	(109,290)	203,554
Deferred revenue	—	5,456	—	—	—	5,456
Capital lease obligation - noncurrent	—	1,374	—	—	—	1,374
Long-term debt	—	971,362	—	—	—	971,362
Deferred tax liabilities	—	621	—	—	—	621
Other noncurrent liabilities	—	3,599	—	—	—	3,599
Total liabilities	—	1,196,202	48,517	50,537	(109,290)	1,185,966
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,550	483,550	114,483	(125)	(597,908)	483,550
Accumulated equity (deficit)	(436,123)	(436,123)	(5,275)	1,130	440,268	(436,123)
Foreign currency translation adjustment	(304)	(304)	(41)	(513)	858	(304)
Total	47,123	47,123	109,167	492	(156,782)	47,123
Total liabilities and net equity	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended September 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$130,121	$20,500	$5,406	$(3,064)	$152,963
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(72,581)	(10,762)	(1,447)	2,619	(82,171)
Selling and marketing, excluding depreciation and amortization	—	(13,194)	(1,787)	(1,915)	—	(16,896)
General and administrative, excluding depreciation and amortization	—	(10,990)	(4,362)	(1,373)	—	(16,725)
Depreciation	—	(5,464)	(17)	(110)	—	(5,591)
Amortization of developed technology and content	—	(10,674)	(338)	—	—	(11,012)
Amortization of other identifiable intangible assets	—	(8,615)	(3,859)	—	—	(12,474)
Other operating expenses	—	(3,703)	(196)	—	445	(3,454)
Total operating costs and expenses	—	(125,221)	(21,321)	(4,845)	3,064	(148,323)
Operating income (loss)	—	4,900	(821)	561	—	4,640
Net interest expense	—	(18,607)	—	1	—	(18,606)
Other finance costs	—	(316)	(122)	10	—	(428)
Equity in net income (loss) of subsidiaries	(14,598)	(575)	(68)	—	15,241	—
Income (loss) before income taxes	(14,598)	(14,598)	(1,011)	572	15,241	(14,394)
Provision for income taxes	—	—	(24)	(180)	—	(204)
Net income (loss)	$(14,598)	$(14,598)	$(1,035)	$392	$15,241	$(14,598)

Other comprehensive income (loss):
Foreign currency translation adjustments	(164)	(164)	(11)	(183)	358	(164)
Total comprehensive income (loss)	$(14,762)	$(14,762)	$(1,046)	$209	$15,599	$(14,762)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$127,017	$11,228	$2,295	$(353)	$140,187
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(68,555)	(5,084)	(1,803)	353	(75,089)
Selling and marketing, excluding depreciation and amortization	—	(11,855)	(326)	(906)	—	(13,087)
General and administrative, excluding depreciation and amortization	—	(10,770)	(2,945)	(683)	—	(14,398)
Depreciation	—	(4,733)	(16)	(182)	—	(4,931)
Amortization of developed technology and content	—	(9,820)	—	—	—	(9,820)
Amortization of other identifiable intangible assets	—	(8,615)	(3,345)	—	—	(11,960)
Other operating expenses	—	(5,778)	(48)	—	—	(5,826)
Total operating costs and expenses	—	(120,126)	(11,764)	(3,574)	353	(135,111)
Operating loss (income)	—	6,891	(536)	(1,279)	—	5,076
Net interest expense	—	(17,662)	—	(1)	—	(17,663)
Other finance costs	—	(116)	—	35	—	(81)
Equity in net income (loss) of subsidiaries	(6,620)	(1,641)	18	—	8,243	—
Income (loss) before income taxes	(6,620)	(12,528)	(518)	(1,245)	8,243	(12,668)
Benefit from (provision for) income taxes	—	5,908	90	50	—	6,048
Net income (loss)	$(6,620)	$(6,620)	$(428)	$(1,195)	$8,243	$(6,620)

Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	(26)	(7)	(20)	53	(26)
Total comprehensive income (loss)	$(6,646)	$(6,646)	$(435)	$(1,215)	$8,296	$(6,646)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$384,069	$57,041	$16,745	$(8,538)	$449,317
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(221,160)	(31,339)	(4,320)	7,408	(249,411)
Selling and marketing, excluding depreciation and amortization	—	(40,131)	(5,020)	(5,394)	—	(50,545)
General and administrative, excluding depreciation and amortization	—	(33,545)	(11,885)	(4,577)	—	(50,007)
Depreciation	—	(15,709)	(71)	(308)	—	(16,088)
Amortization of developed technology and content	—	(32,113)	(880)	—	—	(32,993)
Amortization of other identifiable intangible assets	—	(25,845)	(12,219)	—	—	(38,064)
Other operating expenses	—	(20,782)	(620)	—	1,130	(20,272)
Total operating costs and expenses	—	(389,285)	(62,034)	(14,599)	8,538	(457,380)
Operating income (loss)	—	(5,216)	(4,993)	2,146	—	(8,063)
Net interest expense	—	(55,587)	1	(2)	—	(55,588)
Other finance costs	—	(1,071)	(304)	(81)	—	(1,456)
Equity in net income (loss) of subsidiaries	(65,732)	(3,858)	(97)	—	69,687	—
Income (loss) before income taxes	(65,732)	(65,732)	(5,393)	2,063	69,687	(65,107)
Provision for income taxes	—	—	(121)	(504)	—	(625)
Net income (loss)	$(65,732)	$(65,732)	$(5,514)	$1,559	$69,687	$(65,732)

Other comprehensive income (loss):
Foreign currency translation adjustments	(107)	(107)	(8)	(52)	167	(107)
Total comprehensive income (loss)	$(65,839)	$(65,839)	$(5,522)	$1,507	$69,854	$(65,839)

Truven Holding Corp.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenue, net	$—	$370,022	$20,627	$10,649	$(6,424)	$394,874
Operating costs and expenses Cost of revenue, excluding depreciation and amortization	—	(212,325)	(9,234)	(5,963)	6,424	(221,098)
Selling and marketing, excluding depreciation and amortization	—	(39,143)	(739)	(2,741)	—	(42,623)
General and administrative, excluding depreciation and amortization	—	(32,220)	(5,468)	(1,407)	—	(39,095)
Depreciation	—	(17,052)	(28)	(368)	—	(17,448)
Amortization of developed technology and content	—	(28,689)	—	—	—	(28,689)
Amortization of other identifiable intangible assets	—	(25,845)	(6,998)	—	—	(32,843)
Other operating expenses	—	(17,123)	(78)	—	—	(17,201)
Total operating costs and expenses	—	(372,397)	(22,545)	(10,479)	6,424	(398,997)
Operating loss (income)	—	(2,375)	(1,918)	170	—	(4,123)
Net interest expense	—	(51,355)	—	3	—	(51,352)
Other finance costs	—	(348)	—	(69)	—	(417)
Equity in net income (loss) of subsidiaries	(34,677)	(1,210)	30	—	35,857	—
Income (loss) before income taxes	(34,677)	(55,288)	(1,888)	104	35,857	(55,892)
Benefit from (provision for) income taxes	—	20,611	631	(27)	—	21,215
Net income (loss)	$(34,677)	$(34,677)	$(1,257)	$77	$35,857	$(34,677)

Other comprehensive income (loss):
Foreign currency translation adjustments	(111)	(111)	—	(111)	222	(111)
Total comprehensive income (loss)	$(34,788)	$(34,788)	$(1,257)	$(34)	$36,079	$(34,788)

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(65,732)	$(65,732)	$(5,514)	$1,559	$69,687	$(65,732)
Non-cash adjustments	65,732	89,177	13,267	308	(69,687)	98,797
Changes in operating assets and liabilities	—	13,277	1,915	(817)	—	14,375
Net cash provided by operating activities	—	36,722	9,668	1,050	—	47,440
Investing activities
Acquisitions, net of cash acquired	—	(405)	—	—	—	(405)
Capital expenditures	—	(30,459)	(2,679)	(66)	—	(33,204)
Net cash used in investing activities	—	(30,864)	(2,679)	(66)	—	(33,609)
Financing activities
Principal repayment of senior term loan	—	(4,770)	—	—	—	(4,770)
Intercompany transaction	—	7,010	(6,508)	(502)	—	—
Payment of capital lease obligation	—	(495)	—	—	—	(495)
Payment of debt finance costs	—	(563)	—	—	—	(563)
Additional paid in capital	—	—	(57)	57	—	—
Net cash provided by (used in) financing activities	—	1,182	(6,565)	(445)	—	(5,828)
Effect of exchange rate changes in cash and cash equivalents	—	1	(54)	(54)	—	(107)
Increase in cash and cash equivalents	—	7,041	370	485	—	7,896
Cash and cash equivalents
Beginning of period	—	8,243	3,264	1,097	—	12,604
End of period	$—	$15,284	$3,634	$1,582	$—	$20,500

Truven Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine months Ended September 30, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(34,677)	$(34,677)	$(1,257)	$77	$35,857	$(34,677)
Non-cash adjustments	34,677	61,859	6,313	458	(35,857)	67,450
Changes in operating assets and liabilities	—	2,371	2,824	94	—	5,289
Net cash provided by operating activities	—	29,553	7,880	629	—	38,062
Investing activities
Acquisitions, net of cash acquired	—	(77,400)	—	—	—	(77,400)
Capital expenditures	—	(24,222)	—	(190)	—	(24,412)
Net cash used in investing activities	—	(101,622)	—	(190)	—	(101,812)
Financing activities
Proceeds from revolving credit facility	—	15,000	—	—	—	15,000
Principal repayment of senior term loan	—	(4,517)	—	—	—	(4,517)
Repayment of revolving credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from Senior term loan related to refinancing	—	100,000	—	—	—	100,000
Intercompany transaction	—	2,513	(2,723)	210	—	—
Payment of debt issuance costs	—	(2,895)	—	—	—	(2,895)
Payment of capital lease obligation	—	(1,498)	—	—	—	(1,498)
Net cash provided by (used in) financing activities	—	78,603	(2,723)	210	—	76,090
Effect of exchange rate changes in cash and cash equivalents	—	—	—	(111)	—	(111)
Increase (decrease) in cash and cash equivalents	—	6,534	5,157	538	—	12,229
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$16,107	$5,157	$1,220	$—	$22,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and nine months ended September 30, 2015 and September 30, 2014. You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements as of September 30, 2015, and the related notes thereto included elsewhere in this quarterly report. The unaudited interim condensed consolidated financial statements for the period ended September 30, 2015 represent the consolidated financial statements of Truven Holding and its subsidiaries.

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

Overview
We are a leading healthcare analytics solutions and services business focused on quality improvement and cost reduction. We provide analytics solutions and service offerings across the full spectrum of healthcare constituents including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers. We enable such clients to formulate strategy, improve operational, clinical and financial performance, enhance patient outcomes, manage risk and increase transparency.

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
Government
The Government segment provides integrated analytics solutions and services to improve the cost, quality, and effectiveness of healthcare for federal and state agencies including, for example, the Centers for Medicare & Medicaid Services and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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

2014 Acquisitions

Simpler acquisition
On April 11, 2014, we acquired Simpler, which provides "Lean" organizational transformation consulting services. This strategic acquisition combines the Company's market-leading cost and quality analytics in the Commercial segment with Simpler's performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. We acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler. The related acquisition costs amounted to $3.6 million. We financed the acquisition and related costs and expenses through an increase in the Tranche B Term Loans under the Senior Credit Facility. We did not assume any indebtedness in connection with the Simpler Transaction.
JWA acquisition
On October 31, 2014, we acquired JWA, a company that provides "Lean" organizational transformation consulting services to healthcare businesses. We acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment. Truven also agreed to pay $1.9 million in three annual payments to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. We did not assume any indebtedness in connection with the JWA Transaction. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes.

HBE acquisition
On November 12, 2014, we acquired HBE, a leading provider of global key leader and market access stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.2 million, including negative working capital adjustment of $2.8 million. The related acquisition costs amounted to $1.2 million. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes. We did not assume any of HBE's indebtedness in connection with the HBE Transaction.
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

Deferred Revenue: Fair Value Adjustments

Our revenue is derived from the sale of subscription data, and analytics solutions and services. Our revenue from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight-line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytics solutions can be greater than the revenue recognized (which only correspond to those revenue associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenue from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. During the acquisition of the healthcare business of Thomson Reuters on June 6, 2012 (referred to as the "Prior Acquisition"), the carrying value of our deferred revenue totaled $138.7 million. With the assistance of a third-party valuation firm, we determined that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off. Following the acquisitions of Simpler, HBE and JWA during 2014, the carrying values of deferred revenue from acquired companies totaled $11.7 million, and with the assistance of a third-party valuation firm, it was determined that the fair value of the deferred revenue should be adjusted to $4.8 million. As a result, deferred revenue on certain contracts of $6.9 million was written off. These write-offs on deferred revenue negatively impacted our revenue subsequent to the acquisitions.

During the three and nine months ended September 30, 2015, our revenue was negatively impacted by $0.9 million and $4.8 million, respectively. For the three and nine months ended September 30, 2014, our revenue was negatively impacted by $0.7 million and $2.1 million, respectively. The write-offs will have a future aggregate negative impact to revenue of $2.4 million in future periods.

Results of Operations

The following section provides a comparative discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with our unaudited condensed consolidated financial statements for these periods and the related notes thereto, included elsewhere in this quarterly report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment. For a discussion of critical accounting policies affecting our financial condition and results of operation, see the “Critical Accounting Policies” section herein.

The following table summarizes our unaudited interim condensed consolidated results of operations for the three months ended September 30, 2015 and 2014:

(Dollars in thousands)	Three months ended September 30, 2015	% of revenue	Three months ended September 30, 2014	% of revenue	Change	% change

Revenue, net(a)	$152,963	100%	$140,187	100%	$12,776	9%
Operating costs and expenses
Cost of revenue, excluding depreciation and amortization(b)	(82,171)	(54)%	(75,089)	(54)%	(7,082)	9%
Selling and marketing, excluding depreciation and amortization(c)	(16,896)	(11)%	(13,087)	(9)%	(3,809)	29%
General and administrative, excluding depreciation and amortization(d)	(16,725)	(11)%	(14,398)	(10)%	(2,327)	16%
Depreciation(e)	(5,591)	(4)%	(4,931)	(4)%	(660)	13%
Amortization of developed technology and content(f)	(11,012)	(7)%	(9,820)	(7)%	(1,192)	12%
Amortization of other identifiable intangible assets(g)	(12,474)	(8)%	(11,960)	(9)%	(514)	4%
Other operating expenses(h)	(3,454)	(2)%	(5,826)	(4)%	2,372	(41)%
Total operating costs and expenses	(148,323)	(97)%	(135,111)	(96)%	(13,212)	10%
Operating income	4,640	3%	5,076	4%	(436)	(9)%
Net interest expense (i)	(18,606)	(12)%	(17,663)	(13)%	(943)	5%
Other finance costs	(428)	—%	(81)	—%	(347)	428%
Loss before income taxes	(14,394)	(9)%	(12,668)	(9)%	(1,726)	14%
Benefit from (provision for) income taxes	(204)	—%	6,048	4%	(6,252)	(103)%
Net loss	$(14,598)	(10)%	$(6,620)	(5)%	$(7,978)	121%

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

(h)
In 2015, other operating expenses included accrual and true-up of severance liabilities related to certain positions that were eliminated as part of the continuous streamlining of other positions within the organization to improve our business decision-making process, acquisition-related costs and other transaction related costs as a result of integrating the acquired businesses to the Company, and a Sponsor fee for Veritas Capital. In 2014, other operating expenses included severance expense for certain positions that were eliminated as part of the change in the Company's operating segment structure and continuous streamlining of other positions within the organization to improve our business decision-making process, acquisition-related costs and non-recurring charges as a result of integrating Simpler to the Company, and other professional fees incurred related to business improvement processes. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(i)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of three months ended September 30, 2015 and 2014
Revenue, net
Our net revenue was $153.0 million for the three months ended September 30, 2015 as compared to $140.2 million for the three months ended September 30, 2014, an increase of $12.8 million or 9%. The increase was primarily due to the $8.5 million increase in revenue from our Commercial segment and a $4.7 million increase in revenue from our Government segment. The increase in revenue from our Commercial segment was primarily due to the $6.8 million of revenue from operations of the HBE and JWA businesses, the two businesses we acquired in the fourth quarter of 2014 and an increase of $3.5 million from our Lean organizational transformation consulting services business due to demand from new customers, and a $1.3 million increase in revenue from our analytics solution services for life science customers due to higher demand in outcome research and strategic consulting. These increases were offset by a $2.1 million decline in demand our planning solutions for hospitals. The increase in revenue from our Government segment was primarily due to new contract revenues from our federal and state channels.
The total impact on revenue related to the deferred revenue adjustment in connection with the Prior Acquisition and acquisitions during 2014 amounted to $0.8 million in 2015 compared to $0.7 million in 2014.

Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $82.2 million for the three months ended September 30, 2015 as compared to $75.1 million for the three months ended September 30, 2014, an increase of $7.1 million, or 9%. The increase was mainly due to $4.9 million cost of revenues from the operations of our businesses acquired during the fourth quarter of 2014. The remaining increase was a function of higher overall costs of revenue corresponding to the higher revenues mainly due to our Government segment.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $16.9 million for the three months ended September 30, 2015 as compared to $13.1 million for the three months ended September 30, 2014, an increase of $3.8 million or 29%, which is mainly due to $2.3 million selling and marketing expenses attributable to the operations of our businesses acquired during the fourth quarter of 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $16.7 million for the three months ended September 30, 2015 as compared to $14.4 million for the three months ended September 30, 2014, an increase of $2.3 million, or 16%, which was due to incremental general and administrative expenses from the operations of our businesses acquired in 2014.

Depreciation and amortization
Our depreciation and amortization expense was $29.1 million for the three months ended September 30, 2015 as compared to $26.7 million for the three months ended September 30, 2014, an increase of $2.4 million or 9%. This increase was primarily due to the overall increase in developed technology and content as we continue to enhance our products. In addition, developed technology and content also increased as a result of the acquisition of HBE in the fourth quarter of 2014.
Other operating expenses
Our other operating expense was $3.5 million for the three months ended September 30, 2015 as compared to $5.8 million for the three months ended September 30, 2014, a decrease of $2.4 million or 41%. The decrease was mainly due to $1.3 million of higher acquisition and integration costs related to businesses acquired in 2014, and $1.3 million of higher severance costs in 2014, offset in part by a $0.2 million increase in the Sponsor fee paid to Veritas Capital during the 2015 period.
Operating income
Our operating income was $4.6 million for the three months ended September 30, 2015 as compared to an operating income of $5.1 million for the three months ended September 30, 2014, a decrease in operating income of $0.5 million, or 10%. The decrease in operating income was primarily due to a $12.8 million increase in revenue while total operating expenses increased by $13.2 million, each as discussed above.
Net interest expense
Our net interest expense was $18.6 million for the three months ended September 30, 2015, as compared to $17.7 million for the three months ended September 30, 2014, an increase of $0.9 million, or 5%. The increase was primarily due to the issuance of $40 million of Additional Notes in November 2014, which was used to finance the acquisitions of HBE and JWA.

Other finance costs

Other finance costs mainly represents foreign exchange gains/losses from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from (provision for) income taxes

Our income tax provision was $0.2 million for the three months ended September 30, 2015, as compared to an income tax benefit of $6.0 million for the three months ended September 30, 2014, an increase of $6.2 million or 103%. Income tax provision for the three months ended September 30, 2015, at an effective tax rate of (1.4)%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of a valuation allowance of $5.5 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the three months ended September 30, 2014, at an effective tax rate of 47.7%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non-deductible expenses.

Segment discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the three months ended September 30, 2015 and September 30, 2014:

(Dollars in thousands)	Three months ended September 30, 2015	% of revenue	Three months ended September 30, 2014	% of revenue	Change	% change

Commercial
Revenue	$123,635	100%	$115,095	100%	$8,540	7%
Segment operating income	40,815	33%	41,967	36%	(1,152)	(3)%
Government
Revenue	29,775	100%	25,092	100%	4,683	19%
Segment operating income	3,560	12%	1,984	8%	1,576	79%

Commercial segment

Revenue
Our Commercial revenue was $123.6 million for the three months ended September 30, 2015 as compared to $115.1 million for the three months ended September 30, 2014, an increase of $8.5 million or 7%. The increase was primarily due to the $6.8 million of revenue from operations of the HBE and JWA businesses, the two businesses we acquired in the fourth quarter of 2014. Additionally, revenue increased by $3.5 million primarily from our Lean organizational transformation consulting services due to demand from new customers and a $1.3 million increase in revenue from our analytics solution services for life science customers due to higher demand in outcomes research and strategic consulting. These increases were offset by a $2.1 million decline in demand in our planning solutions for hospitals.

Operating income
Our Commercial operating income was $40.8 million for the three months ended September 30, 2015 as compared to $42.0 million for the three months ended September 30, 2014, a decrease of $1.2 million or 3%, primarily due to the increase in operating expenses discussed above.

Government segment

Revenue
Our Government revenue was $29.8 million for the three months ended September 30, 2015 as compared to $25.1 million for the three months ended September 30, 2014, an increase of $4.7 million or 19%. This increase was primarily due to new contract revenues from our federal and state channels of $1.8 million and $2.8 million, respectively. The remaining increase was due to the lower impact from the deferred revenue adjustment from purchase accounting in connection with the Prior Acquisition.

Operating income (loss)
Our Government operating income was $3.6 million for the three months ended September 30, 2015 as compared to $2.0 million for the three months ended September 30, 2014, an increase of $1.6 million or 79% . This was primarily due to the $4.7 million increase in revenue as discussed above, offset in part by a corresponding increase in project costs on new contracts.

The following table summarizes our unaudited interim condensed consolidated results of operations for the nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Nine months ended September 30, 2015	% of revenue	Nine months ended September 30, 2014	% of revenue	Change	% change

Revenue, net(a)	$449,317	100%	$394,874	100%	$54,443	14%
Operating costs and expenses
Cost of revenue, excluding depreciation and amortization(b)	(249,411)	(56)%	(221,098)	(56)%	(28,313)	13%
Selling and marketing, excluding depreciation and amortization(c)	(50,545)	(11)%	(42,623)	(11)%	(7,922)	19%
General and administrative, excluding depreciation and amortization(d)	(50,007)	(11)%	(39,095)	(10)%	(10,912)	28%
Depreciation(e)	(16,088)	(4)%	(17,448)	(4)%	1,360	(8)%
Amortization of developed technology and content(f)	(32,993)	(7)%	(28,689)	(7)%	(4,304)	15%
Amortization of other identifiable intangible assets(g)	(38,064)	(8)%	(32,843)	(8)%	(5,221)	16%
Other operating expenses(h)	(20,272)	(5)%	(17,201)	(4)%	(3,071)	18%
Total operating costs and expenses	(457,380)	(102)%	(398,997)	(101)%	(58,383)	15%
Operating loss	(8,063)	(2)%	(4,123)	(1)%	(3,940)	96%
Net interest expense (i)	(55,588)	(12)%	(51,352)	(13)%	(4,236)	8%
Other finance costs	(1,456)	—%	(417)	—%	(1,039)	249%
Loss before income taxes	(65,107)	(14)%	(55,892)	(14)%	(9,215)	16%
Benefit from (provision for) income taxes	(625)	—%	21,215	5%	(21,840)	(103)%
Net loss	$(65,732)	(15)%	$(34,677)	(9)%	$(31,055)	90%
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

(h)
In 2015, other operating expenses included severance expense for certain positions that were eliminated as part of the continuous streamlining of other positions within the organization to improve our business decision-making process, asset write-offs, acquisition-related costs and non-recurring charges as a result of integrating the acquired businesses with the Company, and a Sponsor fee for Veritas Capital. In 2014, other operating expenses included severance expense for certain positions that were eliminated as part of the change in the Company's operating segment structure and continuous streamlining of other positions within the organization to improve our business decision-making process, professional fees and legal costs related to the acquisition of Simpler in April 2014, asset write-offs and other professional fees incurred related to business improvement processes. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.

(i)	Interest earned or paid, net of interest income related to third party transactions.

Discussion of nine months ended September 30, 2015 and 2014
Revenue, net
Our net revenue was $449.3 million for the nine months ended September 30, 2015 as compared to $394.9 million for the nine months ended September 30, 2014, an increase of $54.4 million or 14%. The increase was primarily due to the $42.7 million increase in revenue from our Commercial segment and $12.9 million increase in revenue from our Government segment. The increase in revenue from the Commercial segment was due to $20.0 million of revenue from the operations of HBE and JWA, the two businesses we acquired in the fourth quarter of 2014. In addition, our revenue from Lean organizational transformation consulting services was higher by $22.1 million, of which $7.3 million was due to revenue from new customers and $14.8 million was due to the benefit of having nine months of revenue in 2015 compared to five and one-half months in 2014. In addition, revenue increased by $3.5 million from our analytics solution services for life science customers due to higher demand in outcomes research and strategic consulting. These increases were offset in part by a $2.9 million decline in demand for our planning solutions for hospitals and employer and health plans. The increase in revenue from our Government segment was primarily due to new contract revenues from our federal and state channels.
The total impact on revenue related to the deferred revenue adjustment in connection with the Prior Acquisition and acquisitions in 2014 amounted to $4.8 million in 2015 compared to $2.1 million in 2014.
Cost of revenues, excluding depreciation and amortization
Our cost of revenue, excluding depreciation and amortization, was $249.4 million for the nine months ended September 30, 2015 as compared to $221.1 million for the nine months ended September 30, 2014, an increase of $28.3 million, or 13%. The increase was mainly due to the cost of revenues from the operations of our businesses acquired in 2014 of $22.0 million. The remaining increase was a function of higher overall cost of revenue corresponding to the higher revenue derived mainly from the Government segment.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $50.5 million for the nine months ended September 30, 2015 as compared to $42.6 million for the nine months ended September 30, 2014, an increase of $7.9 million, or 19%.This increase was primarily due to an incremental $6.7 million of selling and marketing expenses from operations of the businesses acquired in 2014.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $50.0 million for the nine months ended September 30, 2015 as compared to $39.1 million for the nine months ended September 30, 2014, an increase of $10.9 million, or 28%. The increase was primarily due to $9.1 million of incremental general and administrative expenses attributable to the businesses acquired in 2014. The remaining increase relates mainly to incremental salaries and wages expense which increased as a result of the further growth of the Company’s accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.

Depreciation and amortization
Our depreciation and amortization expense was $87.1 million for the nine months ended September 30, 2015 as compared to $79.0 million for the nine months ended September 30, 2014, an increase of $8.2 million or 10%. This increase was primarily due to a $9.5 million increase in amortization of developed technology and content and intangible assets, which is mainly attributable to acquired businesses in 2014. This increase was offset in part by a decrease in depreciation of other properties due to certain assets which became fully depreciated.
Other operating expenses
Our other operating expense was $20.3 million for the nine months ended September 30, 2015 as compared to $17.2 million for the nine months ended September 30, 2014, an increase of $3.1 million or 18%. The increase was mainly due to the $1.3 million increase in the write-off of a prepaid revenue share arrangement with a supplier that will not be recovered, a $1.0 million increase in the Sponsor fee from Veritas Capital, a $0.9 million increase in acquisition-related cost and expenses incurred to integrate the acquired businesses and a $0.9 million accrual related to the settlement of a legal case in the normal course of business. These increases were offset by a $1.0 million decrease in severance expense.
Operating loss
Our operating loss was $8.1 million for the nine months ended September 30, 2015 as compared to $4.1 million for the nine months ended September 30, 2014, an increase of $3.9 million, or 96%. The increase in operating loss was primarily due to a $54.4 million increase in revenue while total operating expenses increased by $58.4 million, each as discussed above.
Net interest expense
Our net interest expense was $55.6 million for the nine months ended September 30, 2015, as compared to $51.4 million for the nine months ended September 30, 2014, an increase of $4.2 million, or 8%. The increase was primarily due to the incurrence of $140.0 million of additional debt used to finance the acquisitions in 2014.

Other finance costs
Other finance costs mainly represents foreign exchange gains/losses from our international operations. Also included in other finance costs are bank charges and fees.

Benefit from (provision for) income taxes

Our income tax expense was $0.6 million for the nine months ended September 30, 2015 as compared to a benefit of $21.2 million for the nine months ended September 30, 2014, a decrease of $21.8 million or 103%. Income tax benefit for the nine months ended September 30, 2015 at an effective tax rate (1.0)%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the valuation allowance of $22.4 million recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the nine months ended September 30, 2014 at an effective tax rate of 38.0%, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state income taxes, partially offset by non-deductible expenses.

Segment Discussion

The following table summarizes our unaudited interim condensed consolidated segment information and discussion of the results of our operations for the nine months ended September 30, 2015 and September 30, 2014:

(Dollars in thousands)	Nine months ended September 30, 2015	% of revenue	Nine months ended September 30, 2014	% of revenue	Change	% change

Commercial
Revenue	$367,597	100%	$324,946	100%	$42,651	13%
Segment operating income	118,303	32%	110,137	34%	8,166	7%
Government
Revenue	82,849	100%	69,928	100%	12,921	18%
Segment operating income (loss)	3,588	4%	1,334	2%	2,254	169%

Commercial segment

Revenue
Our Commercial revenue was $367.6 million for the nine months ended September 30, 2015 as compared to $324.9 million for the nine months ended September 30, 2014, an increase of $42.7 million or 13%. Commercial revenue increased by $20.0 million due to revenues from HBE and JWA, which were acquired in the fourth quarter of 2014. In addition, our revenue from Lean organizational transformation consulting services was higher by $22.1 million, of which $7.3 million was due to revenue from new customers and $14.8 million was due to the benefit of having nine months of revenue in 2015 compared to five and one-half months in 2014. In addition, there was a $3.5 million increase from our analytic solution services for life science customers due to higher demand in outcome research and strategic consulting. These increases were offset in part by a $2.9 million decline in demand in our planning solutions for hospitals and employer and health plans.

Operating income
Our Commercial operating income was $118.3 million for the nine months ended September 30, 2015 as compared to $110.1 million for the nine months ended September 30, 2014, an increase of $8.2 million or 7%. This increase was partially due to the $0.8 million of incremental operating income from the business operations of HBE and JWA, which were acquired during the fourth quarter of 2014. The remaining increase of $7.4 million in operating income was primarily due to higher revenue as discussed above, of which $3.5 million came from our Simpler, the Lean organizational transformation consulting service business.

Government segment

Revenue
Our Government revenue was $82.8 million for the nine months ended September 30, 2015 as compared to $69.9 million for the nine months ended September 30, 2014, an increase of $12.9 million or 18%. This income was primarily due to new contract revenue from our Federal and State channels of $6.5 million and $6.1 million, respectively. The deferred revenue adjustment for the nine months ended September 30, 2015 and 2014 was $1.0 million and $1.4 million, respectively.

Operating income
Our Government operating income was $3.6 million for the nine months ended September 30, 2015 as compared to operating income of $1.3 million for the nine months ended September 30, 2014, an increase in operating income of $2.3 million. The increase in operating income mostly relates to the revenue related to large new contracts in 2015.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and September 30, 2014 presented:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net loss	$(14,598)	$(6,620)	$(65,732)	$(34,677)
Provision for (Benefit from) income tax	204	(6,048)	625	(21,215)
Net interest expense	18,606	17,663	55,588	51,352
Depreciation	5,591	4,931	16,088	17,448
Amortization of developed technology and content	11,012	9,820	32,993	28,689
Amortization of other identifiable intangible assets	12,474	11,960	38,064	32,843
EBITDA	33,289	31,706	77,626	74,440
Acquisition related and other transaction related costs (1)	2,620	5,201	11,415	10,628
Non-cash stock compensation expense	355	316	1,011	955
Deferred revenue adjustments(2)	880	726	4,823	2,143
Asset write-off (3)	—	—	6,000	4,706
Other(4)	834	625	2,857	1,867
Adjusted EBITDA	$37,978	$38,574	$103,732	$94,739

(1)
Acquisition-related costs and other transaction related costs in 2015 mainly represent costs including professional fees as a result of integrating the acquired businesses into the Company and an accrual on a legal settlement. Acquisition-related costs and non-recurring charges in 2014 included legal costs and professional fees related to the acquisition of Simpler in April 2014 ( see Note 3) and other professional fees incurred related to business improvement processes and the integration of Simpler with the Company. See Notes 3 and 7 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(2)
Amount of the reduction in deferred revenue as a result of the Prior Acquisition and acquisitions of businesses in 2014 that negatively impacted our revenue. We wrote down the value of our deferred revenue at acquisition dates based on a valuation analysis.

(3)	Represents the write-off of a prepaid revenue share with a supplier. See Note 12 to the unaudited condensed consolidated financial statements, included elsewhere in this quarterly report.

(4)	Represents Sponsor advisory fees in connection with the Prior Acquisition.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

(Dollars in thousands)	Nine months ended September 30,
	2015	2014

Net cash provided by operating activities	$47,440	$38,062
Net cash used in investing activities	(33,609)	(101,812)
Net cash provided by (used in) financing activities	(5,828)	76,090
Operating activities
Net cash provided by operating activities was $47.4 million for the nine months ended September 30, 2015, and was driven by a net loss of $65.7 million, as adjusted for the exclusion of non-cash expenses totaling $98.8 million, and $14.4 million related to the favorable effect of changes in working capital and other balance sheet accounts, driven by the timing of customer payments and earning the revenue, and vendor payments.
Net cash provided by operating activities was $38.1 million for the nine months ended September 30, 2014, driven by a net loss of $34.7 million, as adjusted for the exclusion of non-cash expenses totaling $67.5 million, and $5.3 million related to the favorable effect of changes in working capital and other balance sheet accounts, driven by timing of customer payments and earning the revenue, and vendor payments.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2015 was $33.6 million, as compared to $101.8 million for the nine months ended September 30, 2014. The decrease was mainly due to the acquisition of Simpler in 2014. The net cash paid in 2014 amounted to $77.4 million compared to net cash paid of $0.4 million in 2015 related to the net final working capital adjustments relating to the 2014 acquisitions.The decrease was partially offset by $10.5 million of higher capital expenditures related to computer hardware and developed technology and content in the normal course of business.

Financing activities
Cash used in financing activities for the nine months ended September 30, 2015 was $5.8 million. This amount consisted of a $4.8 million principal repayment of the Senior Term Loan Facility and a $0.5 million principal payment of capital lease obligation.
Cash provided by financing activities for the nine months ended September 30, 2014 was $76.1 million. This amount consisted of $100.0 million of incremental loans to finance the Simpler Transaction, offset in part by a $15.0 million repayment of the Revolving Credit Facility, $2.9 million of debt issuance costs, a $4.5 million principal repayment of the Senior Term Loan Facility and a $1.5 million principal payment of a capital lease obligation.
Liquidity and Capital Resources

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next twelve months. Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. We expect to spend approximately $10.7 million on capital expenditures for the remainder of 2015 (excluding acquisitions and related costs); however, actual capital expenditures may differ. For ongoing liquidity purposes, we primarily intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

Our cash position is impacted by our billings from on-going services and subscription contracts. Typically, a significant portion of the contract revenue is paid up front and most contracts are renewed during the latter part of the fourth quarter. Many renewals are billed in December and January, and contract revenue from such renewals are normally collected in the first quarter of each calendar year. As such, we have historically experienced a low level of cash every third quarter of each calendar year, but our level of cash during such period and throughout the year may vary depending on any new significant contracts that we may enter into. Such contracts may be driven by state government projects, and are typically entered into concurrent with the start of the state government’s fiscal year.

Indebtedness

As of September 30, 2015, the aggregate principal amount of our outstanding indebtedness was $987.2 million, consisting of $620.1 million under the Term Loan Facility and $367.1 million of Notes.
A discussion of our outstanding indebtedness as of September 30, 2015 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on April 11, 2014, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of a $629.7 million Term Loan Facility with a maturity date of June 6, 2019 and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of September 30, 2015, the Company had outstanding letters of credit of $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $42.5 million.
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
In addition, the Senior Credit Facility requires Truven to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2015, the consolidated senior secured leverage ratio and the maximum ratio were 3.71 and 4.25, respectively, and we were in compliance with all of the Senior Credit Facility covenants. The consolidated senior secured leverage ratio is the ratio of (i) consolidated senior secured term loan minus (ii) Unrestricted Cash to (b) consolidated Adjusted EBITDA as defined in the Senior Credit Facility.

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
On August 21, 2015, the Company entered into a Fourth Amendment that increased the applicable maximum Consolidated Senior Secured Leverage Ratio starting from the third quarter of 2015 through the maturity of the Credit Agreement. All the other terms under the Credit Agreement remained unchanged.
10.625% Senior Notes due 2020

Old Notes and Additional Notes

The Old Notes were issued on June 6, 2012, under an indenture (the "Indenture", as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture described below, together with subsequent supplemental indenture also described below) and elsewhere in this report, with The Bank of New York Mellon Trust Company, N.A. as trustee, which bear an interest at a rate of 10.625% per annum, are payable on June 1 and December 1 of each year, and have a maturity date of June 1, 2020.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of September 30, 2015.

Summary disclosures about contractual obligations and commercial commitments

The following table sets forth our contractual obligations and other commitments as of September 30, 2015:

	Payments by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$367,150	$—	$—	$367,150	$—
Other long-term obligations(2)	620,110	6,360	12,720	601,030	—
Interest on indebtedness(3)	298,440	67,271	133,516	97,653	—
Operating lease obligations(4)	58,345	10,989	16,638	14,631	16,087
Capital lease obligations(5)	1,706	758	948	—	—
Total contractual obligation	$1,345,751	$85,378	$163,822	$1,080,464	$16,087

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and Notes. The interest rate on the floating rate Senior Credit Facility and fixed rate

Notes has been assumed to be the same as the applicable rates during the month of September 2015. The one month LIBOR rate on the Senior Credit Facility during the month of September 2015 was below the floor rates established in accordance with the respective agreements. Interest on the Senior Credit Facility was based on the assumed rate of 4.5%. Interest on the Notes was 10.625%.

(4)	Represents amounts due under existing operating leases related to our offices and other facilities.

(5)	Represents the principal amount of capital lease obligations, including interest.

Off-balance sheet arrangements

Effective January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2.0 million, $4.0 million and $6.0 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. During the first quarters of 2015 and 2014, the Company wrote off $6.0 million and $4.7 million of the prepaid balance, respectively, as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of September 30, 2015, there are no prepaid revenue share balances on the Company's balance sheet.

As of September 30, 2015, other than operating leases in the normal course of business and the guaranteed revenue share arrangement discussed above, we had no other off-balance sheet arrangements or obligations.

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

We are subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2015, we have $620.1 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of September 30, 2015 was 0.2%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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
Foreign Currency Exchange Risk
As a result of series of acquisitions, we have established or acquired certain foreign subsidiaries in the United Kingdom, India, Canada, Brazil, and Belgium whose functional currency is the British Pound Sterling, Indian Rupee, Canadian Dollar, Brazilian Real, and Euro, respectively. The majority of the subsidiaries were primarily established to function as sales and marketing support and administrative support to the Parent and are not significant to our operations. We do not believe that changes in the currencies listed above relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may obtain or enter into certain contracts under which payments are made in foreign currency and increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis. Currently, we do not hedge our exposure to translation gains or losses in respect of our non-dollar functional currency assets or liabilities.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation of our principal executive officer and principal financial officer, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2015 because of the material weakness related to our resource complement. Specifically, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. This material weakness continues to exist as of September 30, 2015.
The Company has taken corrective actions to remediate the material weakness, which included hiring subject matter experts in the areas of revenue recognition, capitalization of assets and other complex accounting transactions. The Company also hired additional experienced accounting personnel to support general accounting activities at the business unit level. To fully remediate our material weakness related to our finance and accounting resources, management is committed to hire additional resources as needed and will continue to support and provide training and comprehensive guidance to enhance our process, procedures and controls. By their nature, such actions may require a period of time to implement and become fully effective. We are committed in our remediation plans and implementing the necessary enhancements to remediate this material weakness by December 31, 2015.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2105, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three and nine month period ended September 30, 2015 and September 30, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2015 and September 30, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015

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

Date: November 6, 2015

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2015 and September 30, 2014, (iii) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and September 30, 2014, (iv) Unaudited Interim Condensed Consolidated Statement of Equity as of September 30, 2015 and (v) Notes to Interim Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.