Form 10-K
period 2015-12-31
Truven Holding Corp.; Truven Health Analytics Inc.
filed 2016-03-30
CIK 1571116, 1571117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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

100 Phoenix Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of Truven Holding Corporation and Truven Health Analytics Inc. common stock held by non-affiliates were each $0 as of December 31, 2015.
As of December 31, 2015, there was one outstanding share of each of the registrants.

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

i

Definition of Terms
Unless otherwise indicated or the context otherwise requires, references in this report to:

•	the term "Additional Notes" refers to the 10.625% Senior Notes, Series A, that were issued on November 12, 2014;

•	any "fiscal year" refers to the twelve months ended December 31 of the applicable year. For example, "fiscal year" 2015 refers to the twelve months ended December 31, 2015.

•	the term "Notes" refers to the Old Notes and the Additional Notes;

•	the term "Old Notes" refers to the 10.625% Senior Notes, Series A, issued in a private offering under an indenture, dated June 6, 2012;

•	the term "Predecessor Period" refers to all periods prior to and including the date of the closing of the Prior Acquisition on June 6, 2012;

•
the term "Prior Acquisition" refers to the acquisition by Wolverine of 100% of the equity interests of TRHI and certain assets and liabilities of the Thomson Reuters Healthcare business, pursuant to the Stock and Asset Purchase Agreement, dated as of April 23, 2012, which VCPH Holding Corp. (now known as Truven Holding) entered into with Thomson Reuters U.S. Inc. and Thomson Reuters Global Resources and subsequently assigned to Wolverine on May 24, 2012, and which closed on June 6, 2012;

•
the term "Senior Credit Agreement" refers to the Credit Agreement, dated as of June 6, 2012, among Truven Holding, Truven Health Analytics Inc., the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended from time to time;

•	the term "Senior Credit Facility" refers to the Term Loan Facility and Revolving Credit Facility under the Senior Credit Agreement;

•	the term "Simpler" refers to Simpler Consulting, L.P. and certain of its affiliated entities and persons, which we acquired on April 11, 2014;

•	the terms "Sponsor" and "Veritas Capital" collectively refer to The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliate, CIPH Holdings LLC;

•	the term "Successor" refers to Truven Holding, on a consolidated basis with its subsidiaries;

•
the term "Successor Period" refers to all periods from inception of Truven Holding (April 20, 2012 to December 31, 2012), which includes all periods after the closing of the Prior Acquisition on June 6, 2012;

•	the term "Term Loan Facility" refers to the term loan facility under the Senior Credit Agreement;

•	the terms "Thomson Reuters" and "Predecessor Parent" refer to Thomson Reuters Corporation;

•
the term "TRHI" refers to Thomson Reuters (Healthcare) Inc., a Delaware corporation, which, upon consummation of the Merger, became a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changed its name to Truven Health Analytics Inc.;

•	the term "Truven" refers to Truven Health Analytics Inc., a direct wholly-owned subsidiary of Truven Holding, together with its consolidated subsidiaries;

•	the term "Truven Holding" refers to the issuer, Truven Holding Corp., a holding company;

•	the term "Veritas Fund IV" refers to Veritas Capital Fund IV, L.P.;

•
the term "Wolverine" refers to Wolverine Healthcare Analytics, Inc., a Delaware corporation and an affiliate of The Veritas Capital Fund IV, L.P., a private equity fund managed by Veritas Capital, which was formed on May 16, 2012 as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and, upon consummation of the Prior Acquisition, merged with and into TRHI, with TRHI surviving the Merger as a direct wholly-owned subsidiary of VCPH Holding Corp. (now known as Truven Holding) and subsequently changing its name to Truven Health Analytics Inc.; and

•	the terms "we", "our", or "us" and the "Company" refer to Truven Holding and its consolidated subsidiaries.

ii

PART I

ITEM 1 - BUSINESS

Overview

We are a leading healthcare analytics solutions and services business focused on quality improvement and cost reduction. We enable our clients to formulate strategy, improve operational, clinical and financial performance, enhance patient outcomes, manage risk, and increase transparency. Our platform combines deep healthcare domain expertise, a vast collection of healthcare data and cloud‑based technology to create market‑leading analytics solutions and highly specialized services, transforming large quantities of complex data into actionable insights. Our approximately 8,800 clients represent all major constituencies in the healthcare market, including large companies, hospitals and health systems, health plans, federal agencies and state governments in the U.S. and increasingly globally. We have a recurring business model that consists of subscriptions, multi‑year contracts and services sold on a repeat basis.
Based on our performance in 2015, we impact the healthcare industry in the following ways:

•	We inform quality improvement, cost management and program design decisions on the health benefits for one in three Americans.

•	Our solutions help improve care quality and efficiency in more than 4,000 hospitals in the U.S. and approximately 1,800 healthcare facilities internationally.

•	We provide analytics solutions that impact approximately 50% of Medicaid beneficiaries.

•	We provide payment integrity solutions to 23 Medicaid agencies to reduce fraud and abuse.

•	We reach 30 million consumers through our consumer cost transparency solutions, which provide critical information to help make personal healthcare choices and reduce costs.

•	Our data assets include 35 billion records on over 220 million de‑identified patient lives.

•	Our clients have reported over $2.4 billion in savings over the last five years by using our Simpler organizational transformation services.
We provide a broad range of analytics solutions and services to our clients. Our analytics solutions allow our clients to reduce costs, increase productivity, improve quality of care and patient outcomes, stratify and manage risk, comply with regulatory requirements and evaluate performance gaps, care gaps and opportunities. Based upon our internal analysis of our competitors, we believe our analytics solutions are empowered by some of the most comprehensive data assets in the industry. These solutions include population health, provider performance, payment integrity and patient care solutions, which leverage our healthcare utilization, performance, clinical, quality and cost data assets. In addition to our analytics solutions, we provide advisory services, such as performance improvement, analytics consulting and custom research, that leverage our content assets and expertise to help clients meaningfully effect change in their organizations. We believe the complementary nature of our analytics and services offerings enhances our value proposition to our clients. Our services are typically delivered to the same clients over multiple years, and are often combined with our analytics solutions.
We provide our solutions and services to commercial and government customers.

•
Our commercial customers include hospitals, health systems, employers, health plans and life sciences companies, and include nearly 60% of Fortune 100 companies, over 130 health plans, third‑party administrators and related organizations, over 4,000 U.S. hospitals and all of the top 25 global life sciences companies based on revenue.

•	Our government customers include both federal and state government agencies, such as the AHRQ, CMS, the DOD, the VA and 30 state Medicaid agencies.
For the year ended December 31, 2015, approximately 82% of our revenues were attributable to our Commercial segment and approximately 18% of our revenues were attributable to our Government segment. Our revenue is primarily earned in the United States, with less than 10% of our total revenues coming from outside of the United States.
We believe our solutions are critical to our clients’ decision‑making as demonstrated by our long‑term customer relationships, multi‑year contracts and high customer retention. The average length of our relationship with our top 20 clients measured by 2015 revenue is approximately 13 years.
Our platform combines comprehensive data assets, proprietary analytics algorithms, and analytics consulting services. Our data assets consist of more than four petabytes of secure data, including 30 billion records on over 214 million de‑identified patient lives. The platform combines healthcare utilization, performance, clinical, quality, and cost data with our proprietary analytics methodologies that transform large quantities of complex data into actionable insights. Our technology and data operations aggregate and integrate disparate data streams, allowing us to build longitudinal views of patient health. Our platform integrates our client data with our analytics solutions so that our clients can better understand performance trends, risk‑stratify populations, create better programs, engage consumers and improve patient outcomes and operational, clinical and financial performance. In addition, we have implemented and are expanding a data lake to enable faster integration of new data sources and delivery of new analytics insights. Our data lake delivers increased flexibility and speed‑to‑market for new solutions and analytic services that can be configured to customers’ unique data and technology environments. We continually refresh, grow and transform our content, databases and analytics, and believe that our platform would be difficult for others to replicate in breadth, depth and quality.
Our business model provides substantial revenue visibility. The majority of our subscriptions by revenue have multi‑year terms and include services such as implementation, training, data integration and analytics consulting. The scope of a subscription often grows over time as modules, licenses and services are added to meet a client’s growing needs. An increasingly broad range of analytics consulting, research, data management and performance improvement services are also sold as projects, which are often multi‑year and can expand, extend and repeat over time.
Recent Developments

On February 17, 2016, International Business Machines Corporation, a New York corporation (“IBM”), Holdings LLC, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., and CIPH Holdings LLC, entered into a Stock Purchase Agreement, pursuant to which IBM agreed to purchase, for a total consideration of $2.6 billion, the sole outstanding share of common stock, par value $0.01 per share, of Truven Holding (such transaction, the “Stock Purchase”). The Stock Purchase Agreement contains various customary representations, warranties and covenants of each party and the Acquired Companies. Each party has agreed to use its respective reasonable best efforts to take all actions to cause the Stock Purchase to be consummated, subject to certain exceptions. The closing of the Stock Purchase is subject to customary closing conditions. The Stock Purchase is not subject to a financing condition.
At the closing of the Stock Purchase, IBM will pay all indebtedness for money borrowed of the Company that is required to be paid.
On February 18, 2016, Truven also notified the trustee for the Notes of Truven's optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which redemption is conditioned on the occurrence of the closing of the Stock Purchase, and instructed the trustee to provide notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.
On March 15, 2016, Truven delivered to the trustee of the Notes a revised notice of Truven’s optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which superseded the notice of redemption delivered on February 18, 2016, and instructed the trustee to provide the revised notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.  Truven’s optional redemption remains conditioned on the occurrence of the closing of the Stock Purchase. Truven expects the satisfaction and discharge of the Notes to occur on the anticipated closing date of the Stock Purchase, in accordance with the terms of the Stock Purchase Agreement.
Either party may terminate the Stock Purchase Agreement, subject to certain terms and conditions, if the Stock Purchase is not completed on or before May 17, 2016, unless extended by either party for an additional 30 days in certain circumstances.
Our Offerings
We market over 100 industry‑leading healthcare analytics solutions and services that address critical market needs. Our extensive data and content assets combined with our healthcare data integration and analytics capabilities are embedded across our offerings. Analytics solutions typically include implementation and product support services. Many of our analytics solutions are typically bundled with related value‑added services, such as data management and analytics consulting, that are tailored to client needs. Our principal offerings are grouped into categories based on the customer needs that they address.
Analytics Solutions

Category	Description	Key Products	Segment(s)
Population health solutions
Solutions that help our clients integrate and analyze healthcare data on utilization, patient characteristics and costs for populations receiving healthcare services, such as a company’s employees and families, a state’s Medicaid enrollees or an ACO’s members. Analytics methods are integrated with clinical and claims data and tools to enable care management, health benefits management, performance measurement, provider quality management, data exchange and integration, treatment cost transparency and personalized consumer engagement.
		Advantage Suite® Consumer Advantage Data Warehouse MarketScan® UnifyTM	Commercial Government
Provider - performance solutions
Solutions that help care delivery organizations track, measure and improve performance across core functions, including operational, financial, marketing and planning, and clinical and quality domains.
		ActionOI® CareDiscovery® Market Expert® 100 Top Hospitals®	Commercial
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
		Micromedex® Evidence 360 Care Insights CareNotes®	Commercial Government
Payment integrity and compliance solutions
Payment integrity solutions support clients, including both Medicare and Medicaid as well as health plans and employers, to fight fraud, waste and abuse by way of powerful applications, advanced analytics methods, an extensive algorithm library and data mining capabilities.
		DataProbe J‑SURS	Commercial Government

Analytics Services

Category	Description	Segment(s)
Performance improvement and organizational transformation consulting services
Through our “Lean” consulting, we provide multi‑year coaching and enablement services that deliver organizational transformation in both clinical and non‑clinical applications to help our customers streamline processes and decrease waste. In addition, experts across our business deliver custom consulting services leveraging advanced analytics in areas such as cost containment, budgeting, new payment models, plan and provider profiling and operational and quality improvement.
Commercial Government
Analytics consulting services
Through our analytics consulting services, we help our customers gain greater value from our solutions and apply our data and methods to specific problems. Our analytics consultants deliver insights that help customers identify and implement the best course of action to achieve their objectives. Projects range in size and can address a specific issue, provide an in‑depth analysis of a more complex challenge, or monitor and evaluate results. In specialized areas, such as fraud detection and prevention, our analytics services are provided by a deeply experienced team that specializes in fraud analytics.
Commercial Government
Research services
Our research staff has deep, cross‑industry knowledge that they leverage to deliver projects that are designed to improve healthcare access, enhance quality and reduce costs. Our staff includes senior researchers with established expertise in a range of specialty areas, including outcomes research, provider quality and efficiency measurement, health and productivity research, research data development and behavioral health and quality research. Many of our researchers have PhDs and other advanced degrees and are well‑known and highly regarded in their respective fields.
Commercial Government

Our Data - Suppliers and Security
We maintain a diverse data supplier base in which the vast majority of our data comes from our clients. Many of our clients provide us with raw clinical, operational, financial and/or administrative claims data, which we process to create our analytics databases. We provide this enhanced data back to clients through analytics solutions to help benchmark performance. The value of our data assets increases as an inherent function of the business, as each current client refreshes data and each new client contributes additional depth and breadth of data. We also purchase a small amount of data from third‑party sources.
Our process for acquiring and analyzing healthcare data is founded on protecting the information supplied to us, as data security is critical to our business. As a Business Associate to our Covered Entity clients, we are required to maintain administrative, technical and physical data protection standards that comply with HIPAA and other applicable laws. We protect our healthcare data through the following mechanisms:

•
Administrative Safeguards. Our employees and contractors are trained on privacy and security upon hiring, and annually thereafter. They are taught to work safely with data, recognize and report potential problems and immediately escalate any questions or concerns. Our security leadership team, which is supported by local or department level compliance officers, has extensive experience and industry certifications, and at all times has immediate access to top management. Our strict policies are based on National Institute for Standards & Technology guidelines and HIPAA regulations.

•
Physical Safeguards. Our databases are maintained in our two secure, offsite data centers that are managed by a proven industry partner. Our staff members are physically present at both locations to ensure adherence to our company security and privacy policies. These data centers receive an annual SSAE‑16 controls review. Our office facilities are also maintained with appropriate levels of security.

•
Technical Safeguards. As required by HIPAA and our clients, we operate under a variety of data protection safeguards. For example, we apply strict data access controls, governed by the “need to know” and “minimum necessary” principles required by law. Depending on the application, we may mask or remove individual identifiers, aggregate data or de‑identify it under the guidance of a top national expert. Data is protected at rest and encrypted in transit using industry‑standard encryption. We monitor our networks and resources around the clock for signs of intrusion or malware. This monitoring uses the latest tools, including the ability to detect traffic from zero‑day malware.

Our Technology
We have designed our cloud‑based technology infrastructure to be secure, scalable and efficient. Our approach to architecture, design, operations, data management and data security and privacy addresses critical industry requirements and supports our growth strategies. We deliver the majority of our analytics solutions by revenue through our HIPAA compliant, secure and private cloud. Our cloud leverages virtualization technologies enabling us to provide highly efficient and flexible client data processing and storage. We also deliver solutions on dedicated infrastructure in our data center and at client sites. Our technology operations are highly scalable, leveraging advanced technologies that support large volumes of customers as well as very large customer engagements.
Our sophisticated data integration and analytics technology platform forms the basis of our analytics solutions. It combines healthcare utilization, performance, clinical, quality and cost data with our proprietary analytics methodologies to transform the large, complex quantities of data into actionable insights. We continuously invest in our platform to add new data types and sources.
Our technology platform consists of three main enabling elements:
Data integration. Our platform leverages industry standard ETL technologies (a process in database usage called Extract, Transform and Load that extracts data in a proper format for analytical purposes) such as Informatica, as well as our proprietary integration technologies to integrate numerous types of healthcare data from over 5,000 sources, including claims, lab results, clinical records and demographic data. Many of the data variables are standardized, unifying the format and the terminology across disparate sources and records. Data is further enhanced with the derivation of useful classification variables such as diagnosis and procedure group, patient risk classification and health plan type. These techniques provide significant value by enabling insights that can only be discerned when the data is consistent and enhanced. For example, clinical encounters are coded in various records using tens‑of‑thousands of ICD (which is the International Classification of Diseases, the standard diagnostic tool for health management purposes), CPT (which is the Current Procedural Terminology, the widely used medical nomenclature to report medical procedures and services under public and private health insurance programs) and SNOMED (which is the Systematized Nomenclature of Medicine, which serves as a systematic, computer‑processable collection of medical terms) codes. Effective analysis requires that codes be grouped into a manageable number (for example, hundreds) of meaningful and valid values for reporting and advanced analytics such as regressions and variance analyses. In addition, we resolve the relationships between data records in order to create analytic insights that span multiple systems and organizations.
Analytics construction. We enhance the integrated data with descriptive and predictive analytics insights that are continuously updated and embedded across our solutions and services as follows:

•
Our proprietary Medical Episode Grouper® aggregates all medical and pharmacy claim records related to treatment for each patient’s clinical conditions and creates a single summary record for each episode of care. Episode records are analyzed to evaluate treatment patterns, costs and variations, and can be linked through deterministic and probabilistic matching algorithms to medical records data to add clinical data elements. This episode construct enables the analyst to monitor the progression of a patient’s illness and the impact of treatment over time, compare performance to benchmarks, risk stratify a population and predict important clinical outcomes.

•
With proprietary predictive models such as our risk‑adjusted mortality index (RAMI) and expected complications rate index (ECRI), we create risk‑adjusted quality, cost and productivity measures enabling providers to accurately assess their current performance relative to their peers.

•	We apply a variety of traditional and proprietary forecasting and regression models to create demand projections and regional benchmark prices.

•	We use a composite ranking algorithm (based on the diminishing probability of an extreme composite ranking with multiple performances measures) in the 100 Top Hospitals program.

•	We also incorporate rules‑based logic to reveal gaps in care and to identify patients potentially at high‑risk for a specific outcome.
Applications and services. Our analytics are deployed through our wide array of solutions, including offerings in the areas of population health, provider performance, patient care and payment integrity. We integrate and leverage technologies that put the power of analytics in the hands of end‑users, optimizing the number of clicks to insights and answers. In addition, our analytics are deployed as portable analytics and as part of our services engagements.
Our most recent technology platform innovation involves the creation of a data lake. The data lake enables us to create more insights based on combined, larger and more diverse data sets, more quickly than ever before. This technology is designed to enable us to capitalize on the explosion of healthcare data by elegantly combining standard big data technology with our extensive data assets and domain expertise to provide high value, actionable insights at massive scale. In order to leverage the knowledge and experience of other industries, the data lake is constructed atop industry standard big data technologies and data libraries, including Hadoop, Avro/HDFS and Hive, providing important benefits such as:

•	Increased capacity both in size and performance to operate on massively large data sets.

•	Growth and evolution of the standard internal data representation as data sources are added without affecting existing applications.

•	Development of new analytics insights in a faster, more agile way.

•	Utilization of application‑specific data representation to quickly and seamlessly integrate our insights into existing operational systems.
The data lake not only speeds the creation of valuable analytic insights but also accelerates the speed at which those insights can be deployed to optimize operational processes. This is accomplished through a computer programming design technique known as “late binding.” In the case of the data lake, the decision about how data and insights will be surfaced to applications and users is delayed to the last possible moment. This delay creates two major benefits. First, the data integration and analytics construction processing need be done only once and is then available for any number of applications to use. This optimizes the processing, reducing the time window for applications to take advantage of valuable insights. Second, the application specific interfaces are very flexible and lightweight. This enables us to surface our data assets and analytic insights seamlessly in our standard products and custom solutions very efficiently. In this way, late binding enables us to deploy our analytics insights more flexibly through whatever vehicle the customer requires, such as, integrated into a partner’s solution, through a new application or directly into an existing workflow.
We expect that in the future, the data lake will underlie more solutions as well as be the data and analytics source for custom analytics applications and services developed in collaboration with our customers and partners.

Our Clients
Since the foundation of our business dating back more than 40 years ago, we have provided high quality healthcare data and analytics solutions across the healthcare spectrum. Over that time, we have successfully built a leading position and have reached a scale that we believe is noteworthy in the industry, covering a significant portion of key constituents in the U.S. healthcare market. In 2015, our clients included:

•	Nearly 60% of Fortune 100 and almost 30% of Fortune 500 companies.

•	Over 130 health plans.

•	Over 4,000 hospitals in the U.S. and approximately 1,800 healthcare facilities internationally.

•	Medicaid agencies in 30 states covering approximately 50% of Medicaid beneficiaries.

•	A diverse set of federal government agencies (CMS, AHRQ, VA).

•	All of the top 25 global life sciences companies based on revenue.
Our revenue is distributed among a large, diversified and loyal customer base of blue‑chip customers. The average tenure of our top 20 clients measured by 2015 revenue is approximately 13 years. Other than the federal government, no customer represented more than 2% of our 2015 revenue.
Our segments
We deliver our analytics solutions and services through two segments:
Commercial Segment: The Commercial segment provides analytics solutions and services to improve the cost, quality and effectiveness of healthcare for commercial organizations across the healthcare industry including, for example, providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, corporations and life sciences companies.
No single customer or group of related customers in the Commercial segment accounted for more than 10% of our revenues in the Commercial segment.
Government Segment: The Government segment provides integrated analytics solutions and services to improve the cost, quality and effectiveness of healthcare for federal and state government organizations, including, for example, the Centers for Medicare and Medicaid ("CMS") and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.
Our contracts with the U.S. government or the U.S. government’s prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or as a result of a default by us. Our U.S. government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from obtaining new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.
The Government segment generates revenue from various projects directly contracted and funded by the federal government, which collectively represent 25% of our revenues in the Government segment.

Our Competition
We compete with a diverse set of businesses, including large companies that compete in a variety of our markets, smaller companies that compete in some of our markets, and new entrants that compete with us in specific end markets or solution areas.
As the growth in healthcare spending and changes in government regulation draw increasing attention to healthcare analytics and data, other competitors, such as consultants, technology companies and start‑ups, are also increasingly participating in the sector. Competition in healthcare analytics solutions and services is largely based on analytical capabilities and healthcare industry expertise, the size and quality of the underlying datasets and benchmarks, ease of use, reputation and customer service. We are focused on increasing the value of analytics solutions and services for our customers across the healthcare industry, unlike some of our largest competitors who are part of large health insurance companies or group purchasing organizations, or largely based in one particular end market.
Commercial Competition: Across the Commercial segment, we compete against firms with broad offerings such as Advisory Board, Deloitte, Emdeon, IBM, IMS, Inovalon, McKesson, MedAssets, Optum (United Health Group), Premier, Verisk and Wolters Kluwer as well as more narrowly focused solution providers such as Evidera and Castlight.
Government Competition: Some of the industry players noted in the Commercial segment are also competitors in the Government customer channel. Additionally, large and specialized system integrators compete for government contracts. We periodically bid against these companies, while they also seek us out as a sub‑contractor or partner given our specialized and domain expertise. Certain companies with a large government focus such as Accenture, General Dynamics, HMS Holdings, Lockheed Martin and Northrop Grumman have established material positions in the industry. We also compete with specialized research firms such as Mathematica and RTI International.
Research and Development
We have focused on a number of interrelated areas to expand our analytics market position, address emerging industry needs and provide additional flexibility and usability. Specific examples of recent and ongoing development include:

•	Establishing new predictive analytics methods to measure risk and apply results to real‑time decision making.

•	Improving data management processes and increasing data integration into patient and provider workflows.

•	Improving reporting, including through the establishment of new interfaces and a dashboard/reporting engine.

•	Establishing a new advanced search and user interface that enables users to better leverage and access information.

•	Investing in the collection of additional data.
R&D costs mainly related to labor costs and services bought and are expensed as incurred. The R&D costs expensed were $1.3 million, $1.0 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Facilities and Infrastructure
We have invested significantly in our facilities, infrastructure and technology. We have state‑of‑the‑art, redundant data centers in Dallas, Texas, and Sterling, Virginia. We provide hosting services for our customers and manage all of our software services, hardware and networking systems, and customer data, in partnership with CenturyLink Technology Solutions (formerly, Savvis), which provides our data center facility services. CenturyLink Technology Solutions, part of CenturyLink, Inc., is a services organization that supports approximately 2,500 clients, including more than 30 Fortune 100 companies. Both data center facilities are designed to meet the stringent demands of large‑scale clients, with dedicated access to the Savvis Tier 1 IP backbone, one of the largest peer networks within the global Internet, delivering high bandwidth, low‑latency Internet access and purpose‑built facilities for power management, heating/ventilation/air conditioning, fire suppression, seismic engineering and physical security.
Our Intellectual Property
We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used across our segments and customer channels. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to, and the distribution of, our technology, documentation and other proprietary information.
We use numerous trademarks, trade names and service marks for our solutions across our segments and customer channels. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licensed intellectual property, these third‑party technologies may not continue to be available to us on commercially reasonable terms or at all.
We also have several patents and patent applications covering solutions we provide, including software applications. Due to the nature of our applications, we believe that patent protection is a less significant factor than our ability to further develop, enhance and modify our current solutions in order to remain competitive.
Our Employees
As of December 31, 2015, we had approximately 2,650 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.
Regulation and Legislation
The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. The Patient Protection and Affordable Care Act of 2010 ("PPACA") is changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and substantial insurance market reforms. The PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. The PPACA provides additional resources to combat healthcare fraud, waste and abuse and also requires the Department of Health and Human Services ("HHS") to adopt standards for electronic transactions, in addition to those required under HIPAA, and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.
While many of the provisions of the PPACA will not be directly applicable to us, the PPACA, as enacted, affects the businesses of our customers. The PPACA’s complexity, lack of implementing regulations or interpretive guidance, former court challenges and political debate makes it difficult to predict the ways in which the PPACA would impact us or the business of our customers.
In addition to the PPACA, the healthcare industry is faced with other challenges. HITECH offers incentives for certain healthcare providers to adopt “meaningful use” health information technology and provides penalties in later years if they are unable to do so. The October 1, 2014 mandated adoption of a new medical classification system, also known as ICD‑10 is impacting both payers and providers. The healthcare industry is also required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customers are required to comply with a variety of laws and we may be impacted by these laws as a result of our contractual obligations. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or adversely impacted by enforcement initiatives.

See “Risk Factors - Risks Related to Our Business - Government regulation in the healthcare industry creates risks and challenges with respect to our compliance efforts and customer relationships, which could adversely affect our operating results.”
Requirements regarding the confidentiality, privacy and security of personal information
HIPAA Privacy Standards and Security Standards. The HIPAA Privacy Standards and HIPAA Security Standards apply directly to us when we are functioning as a Business Associate of our Covered Entity customers. As a result, stricter limitations have been placed on certain types of data uses and disclosures. The HIPAA Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. The HIPAA Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. See “Risk factors - Risks Related to Our Business - Government regulation in the healthcare industry creates risks and challenges with respect to our compliance efforts and customer relationships, which could adversely affect our operating results.”
Data breaches. In recent years, there have been a number of well publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states, as well as the federal government through HIPAA, have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents. See “Risk Factors - Risks Related to Our Business - If our security measures are breached, or if the systems our customers use to gain access to our solutions are compromised, we could suffer a material loss of business, substantial legal liability or significant harm to our reputation.”
Other requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In addition, numerous other bodies of privacy laws exist which include the federal rules that govern the use and disclosure of alcohol and drug abuse records, such as the European Union’s Data Protection Directive, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws.
False claims laws and other fraud, waste and abuse restrictions.
We provide solutions to health plan sponsors and other customers that relate to the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs such as federal grants and private payers. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third‑party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. Further, providers may not contract with individuals or entities excluded from participation in any federal healthcare program. Like the federal Anti‑Kickback Statute, which prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs (for example, federal grants), these provisions are very broad. Many states also have similar anti‑kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior.

For a discussion of the risks associated with government regulation, see “Risk Factors - Risks Related to Our Business - Government regulation in the healthcare industry creates risks and challenges with respect to our compliance efforts and customer relationships, which could adversely affect our operating results.”

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
Risks related to our business
We may be unable to satisfy the conditions to the completion of the Stock Purchase with IBM.
The closing of the Stock Purchase is subject to the satisfaction or waiver of a number of customary closing conditions,many of which are beyond our control of and some beyond the control of both us or IBM. If the Stock Purchase is not completed, we may bear significant transaction costs. In addition, the current price of our Notes may reflect an assumption that the Stock Purchase will occur, and failure to complete the Stock Purchase could result in a decline in the price of our Notes.  The failure of the Stock Purchase to be completed may also result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with customers and other partners.

We are highly dependent on customers and, in many cases, their insurance carriers, as well as third‑party vendors, to supply us with data necessary for the delivery of our solutions and services and any deterioration in our key sources of data would adversely affect our business.
Our solutions and services incorporate data that we obtain from our customers and, with respect to our employer customers, the insurance carriers that service them, as well as data that we purchase from third‑party vendors. These data suppliers provide us with a majority of the data that we use for our products and services. Some of our customers have expressed concern about the commercial uses of the data that they contribute to us and insurance carriers are concerned that certain data they supply could be used in ways that disadvantage them. Health insurance carriers generally view certain health plan data as proprietary information and are increasingly asserting control over how the data may be used and to whom it may be provided, even if authorized by the health plan sponsor. The imposition of restrictions or limitations on our use of or access to customer and health plan data could adversely affect our solutions and service offerings, including product functionality, our ability to provide data and corresponding products and services to commercial customers, our ability to develop new solution and service offerings and our reputation and brand equity resulting from diminished data access. In addition, we may be unable to find alternative, up‑to‑date data sources from third‑party vendors on commercially reasonable terms or at all. Third‑party vendors of data may increase restrictions on our use of data, increase pricing to purchase or license data or refuse altogether to provide us with data. Any significant impairment to our current access to data, due to increased pricing, the imposition of restrictions and limitations or our inability to obtain data, including from key sources, could have a material adverse impact on our business, results of operations and financial condition.

We receive, process, store, use and transmit individually identifiable health information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to privacy and security, and any actual or perceived failure to comply with such obligations could harm our business.
We receive, process, store, use and transmit individually identifiable health information and other sensitive data. There are numerous federal and state laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of individually identifiable health information and other personal information, the scope of which is changing and subject to differing interpretations. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent feasible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy‑related obligations to customers or third parties or our privacy‑related legal obligations, or any compromise of security that results in the unauthorized release or transfer of individually identifiable health information or other sensitive data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot provide assurances with regard to how governmental regulation and other legal obligations related to privacy and security will be interpreted, enforced or applied to our operations.
Certain of our activities present the potential for identity theft or similar illegal behavior by our employees or contractors with respect to third parties.
Our services involve the use and disclosure of personal information that, in some cases, could be used to impersonate third parties or otherwise improperly gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.
If our security measures are breached, or if the systems our customers use to gain access to our solutions are compromised, we could suffer a material loss of business, substantial legal liability or significant harm to our reputation.
Our business involves the storage, use and transmission of individually identifiable health information and other highly confidential data. Therefore, the security features of our offerings are extremely important. A security breach or failure could result from a variety of circumstances and events, including third‑party actions such as computer‑hacking attacks or phishing, employee malfeasance or error, computer viruses and malware, software bugs or other technical malfunctions, power outages, hardware or telecommunications failures and catastrophic events. If our security measures are breached or fail, or if our computer systems or those of our customers, or our third‑party providers are compromised, unauthorized data access may occur. Any of these circumstances could lead to interruptions, delays or shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Security breaches or compromises of computer systems or security measures may be difficult to prevent, detect and resolve. Because the techniques used to obtain unauthorized access, disable service or sabotage systems change frequently, may originate from less‑regulated and remote areas around the world and generally are not recognized until launched against us, we may be unable to proactively address these techniques or to implement adequate preventative measures.
We outsource to third parties certain important aspects of the storage and transmission of the information provided to us by our customers and other sources. These outsourced functions include services such as co‑location data centers, software development, software engineering, database consulting, system administration, network security and firewall services. We attempt to address the associated risks by requiring our subcontractors with data access to sign agreements, including Business Associate agreements where necessary, obligating them to take security measures to protect such data. In addition, certain of our third‑party subcontractors are subject to security audits. However, we cannot assure you that these contractual measures and other safeguards will provide adequate protection against the risks associated with the storage and transmission of the data in our care.
In the event of a security breach or compromise that results in performance or availability problems with respect to our solutions, data assets or services, or the loss or unauthorized disclosure of individually identifiable health or other confidential information, our reputation could be severely damaged and the costs to our business could increase substantially. Our existing customers may lose trust and confidence in us and our solutions and services, causing them to decrease or stop the use of our solutions and services. We may experience difficulty in attracting new customers. We could be subject to lawsuits, government enforcement action and other claims that could result in third‑party liability, penalties and fines, and we could be required to expend significant resources to remediate the damage and protect against future security breaches. These consequences could diminish our competitive position and have a material adverse effect on our business, results of operations and financial condition.
Failure of our customers to obtain proper permissions or provide us with accurate data may result in claims against us or may limit or prevent our use of data, which could harm our business.
We require our customers to obtain necessary permissions for the use and disclosure of the information that we receive. If they fail to obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy or other laws. Also, we rely on our customers to provide us with accurate and unadulterated data. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data‑driven activities that benefit us. Accordingly, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid permissions or due to data inaccuracy. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.
Regulation affecting the healthcare industry is broad, complex and subject to changes that could adversely affect our business.
The healthcare industry is highly regulated by federal, state and local authorities, and is subject to a variety of changing internal and external influences. Healthcare laws are complicated and depend on government agencies to interpret and enforce them. These laws continue to evolve and their application to our business and our clients is not always clear. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended (“HIPAA”), and the PPACA, are two examples of legislation that directly affect our business and the businesses of our customers. For example, the PPACA’s complexity, lack of implementing regulations or interpretive guidance, former court challenges and political debate make it difficult to predict the ways in which the PPACA would impact us or the businesses of our customers. Other legislative changes have also been proposed and adopted in the U.S. since the PPACA has been enacted. These changes include spending reductions to several government programs, such as the reduction of Medicare payments to healthcare providers.
Given the evolving legal and regulatory environment, we are unable to predict what further legal or regulatory changes might be made or how those changes could affect our business. Additional state and federal healthcare reform measures are likely be adopted in the future, any of which could limit the amounts that federal and state governments will pay for our healthcare products and services. Such reforms may generate new or enhanced requirements which may render some of our services and solutions obsolete or prevent us from performing certain services or providing certain solutions. We may be required to change or adapt our services and solutions in order to comply with these regulations. For example, the adoption of regulations could limit our access to certain data and related use rights, requiring us to change or adapt our offerings and imposing additional costs on us. As a result, our existing services and solutions could be less profitable, and introducing new services or solutions might be more expensive or time‑consuming than we anticipate, which could materially and adversely affect our business, results of operations and growth prospects.

For additional information on government regulation to which we are subject to, see “Business-Regulation and Legislation.”
Government regulation in the healthcare industry creates risks and challenges with respect to our compliance efforts and customer relationships, which could adversely affect our operating results.
We have attempted to structure our operations to comply with legal requirements that directly apply to us and to our customers, but there can be no assurance that our operations will not be challenged or adversely impacted by changes to government regulation in the healthcare industry or regulatory enforcement initiatives. In addition to HIPAA and the PPACA, we or our clients are subject to numerous other federal and state regulations such as the False Claims Act, which allows a public and private right of action against fraudulent medical claims, and the federal Anti‑Kickback Statute, which governs patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients. Any determination by a court or agency that our offerings violate, or cause our customers to violate, such laws or regulations, could subject us or our customers to civil or criminal penalties. Such a determination could also require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our customers.
In addition, failure to satisfy such laws or regulations could adversely affect demand for our offerings and could force us to expend significant capital, research and development efforts and other resources to address such failure. Even an unsuccessful challenge by regulatory authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers.
If we fail to comply with current or future data security and privacy laws or regulations governing the collection, dissemination, use and confidentiality of personally identifiable information, including patient health information, our business could be adversely impacted.
The privacy and security of personally identifiable information, also known as personal data, that is collected, stored, maintained, received or transmitted electronically, is a major issue impacting the healthcare industry. In particular, there are numerous federal and state laws and regulations related to the privacy and security of personal health information. For example, regulations promulgated pursuant to HIPAA establish national privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. In addition to regulating privacy of personal health information, HIPAA includes several anti‑fraud and abuse laws and extends criminal penalties to private healthcare benefit programs.
Many of our customers are directly subject to two rules that were promulgated pursuant to HIPAA: (i) the Standards for Privacy of Individually Identifiable Health Information (the “Privacy Standards”) and (ii) the Security Standards for the Protection of Electronic Protected Health Information (the “Security Standards”). As such, our customers are required to enter into written agreements with us, known as Business Associate agreements, which obligate us to safeguard individually identifiable health information and restrict how we may use and disclose that information. The Health Information Technology for Economic and Clinical Health Act, as amended (“HITECH”) addresses the privacy and security concerns associated with the electronic transmission of health information, in part through several provisions that strengthen the civil and criminal enforcement of HIPAA, which directly affects our business and increases penalties for noncompliance. Along with changes in breach notification standards, which are expected to lead to a higher proportion of data security incidents being classified as reportable breaches, the rule extends Business Associate status to subcontractors of Business Associates, making us a Business Associate in some contexts where we previously had only contractual liability.
If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers and could be subject to criminal and civil penalties under HIPAA, with penalties of up to $50,000 per violation for a maximum civil penalties of $1.5 million in a calendar year for violations of the same requirement.

In addition to HIPAA, numerous other bodies of privacy laws exist, including, but not limited to, the federal rules that govern the use and disclosure of alcohol and drug abuse records, the European Union’s Data Protection Directive, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws. We have established frameworks, models, processes and technologies to manage privacy for many data types, from a variety of sources, and under a myriad of privacy and data protection laws. Because these laws are complex, there is no assurance that the safeguards and controls employed by us will be sufficient to prevent a violation of these laws. Failure to comply with such laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions.
Although we strive to protect the data in our care by complying with all applicable privacy and security laws and regulations, as well as the related obligations contained in our contracts with customers, such laws, regulations and related obligations continue to evolve and any failure or perceived failure to comply with applicable laws, regulations and obligations may result in threatened or actual proceedings, actions and public statements against us by government entities, private parties, consumer advocacy groups or others, or could cause us to lose customers, which could have a material adverse effect on our business, financial condition and results of operations.
Data breaches could materially and adversely harm our business.
In recent years, there have been a number of well publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states, as well as the federal government through HIPAA, have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. HIPAA covered entities must report breaches of unsecured individually identifiable health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured individually identifiable health information to covered entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the Federal Trade Commission has prosecuted some data breach incidents as unfair and deceptive acts or practices under the Federal Trade Commission Act.
Although we have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents, we may still be subject to security breaches or incidents or be unable to respond effectively to such breaches or incidents. Data breaches could subject us to significant liabilities and could result in a loss of business, exposure to adverse publicity and injury to our reputation, increase our costs, any of which could adversely affect our operating results and ability to retain and attract customers.
Customer contracts with governmental agencies, or which are funded by government programs, impose strict compliance burdens on us, may give rise to conflicts with some of our other important businesses and are subject to termination and delays in funding.
Approximately 18% of our consolidated revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts with these customers may be, and in certain instances, have in the past been, subject to some or all of the following:

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

•
specialized remedies for breach and default, including set‑off rights, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies; and

•
potential delays or terminations of, or failures to renew, existing U.S. government contracts and subcontracts, as well as the potential delay or reduction in the rate of creation of new contracts, as a result of budget cuts relating to the Budget Control Act of 2011 and the related automatic sequestration process that followed.

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
We may not be able to accurately predict or anticipate any delays or terminations of, or failures to renew, U.S. government contracts and subcontracts, or the impact that any such delays, terminations or failures to renew may have on our business and results of operations.
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
Damage or failure of systems and technology environment. A failure at our data centers or of our network or data gathering and dissemination processes could impede the processing of data, delivery of databases and services, client orders and day to day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans for our main data center and our other operations that we believe are appropriate, we currently do not have full backup facilities for all of our operations to provide redundant network capacity in the event of a data center or system failure. Despite any precautions we may take, damage from fire, natural disasters, floods, hurricanes, power loss, telecommunications failures, computer viruses, malware, break‑ins, sabotage, breaches of security, cyber‑attacks, epidemics and similar events at our various computer facilities could result in interruptions in the flow of data to and from our servers.
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
Long‑term business disruption. Finally, long‑term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, epidemics or acts of terrorism (particularly involving cities in which we have offices or maintain our data) could adversely affect our businesses. Although we carry property casualty and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. The occurrence of any of these events could disrupt our business and operations or harm our brand and reputation, either of which could materially adversely affect our business, results of operations and financial condition.
If we are unable to retain our existing customers or attract new customers, our business, financial condition and results of operations could suffer.
Our success depends substantially upon the retention of our customers, particularly due to our recurring revenue model. Historically, a significant percentage of our revenue has come from ongoing customer relationships. We may not be able to maintain similarly high retention rates in the future or be able to replace existing customers with new customers. Our success in retaining business depends in part upon our clients’ budgetary environment and ability to build and implement their own in‑house data and analytics capabilities, our reputation and performance and our competitors. Our subscription‑based revenues depend in part upon maintaining our contract renewal and customer retention rates. If we are unable to retain customers at an acceptable rate, renew contracts with existing customers on the same or better terms or attract new customers to replace or add to existing customers, our business, results of operations and financial condition could be materially adversely impacted.
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
Our business is subject to significant competition that is likely to intensify.
Our future growth and success depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. Some of our existing customers, including some for which we act as a subcontractor, compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. The ability of customers or other competitors to replicate our solutions and services may adversely affect the terms and conditions we are able to negotiate in our agreements and our transaction volume with them, which directly impacts our revenues. We compete with other vendors to be the first to deliver real time and prospective analytics and the integration of financial and clinical data, and any vendor that exhibits an advantage in any of these areas will be at a distinct competitive advantage.
In addition, some of our solutions and services allow healthcare sponsors and carriers to outsource business processes that have been or could be performed internally and, in order for us to be able to compete, use of our solutions and services must be more efficient for them than use of internal resources. To the extent such customers choose to use internal resources instead of our solutions and services, our business, financial condition and results of operation may be adversely affected.
We are also often required to respond to a request for a proposal (“RFP”) to compete for a contract. This requires that we accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We cannot assure you that we will continue to obtain contracts in response to RFPs or that our proposals will result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process which may cause the award to be delayed or overturned or may require the client to reinitiate the RFP process.
Our business could be harmed if we are no longer able to license or integrate third‑party technologies, or to the extent any problems arise with the functionality or successful integration of any software or other technologies licensed to us by third‑party vendors.
We depend upon licenses from third‑party vendors for some of the technology used in our business intelligence and software tools and the technology platforms upon which these tools operate. We also use third‑party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain and maintain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed and integrated, which may harm our financial condition and results of operations. Some of our third‑party licenses are non‑exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.
Our use of third‑party technologies exposes us to risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and the generation of revenue from licensed technology sufficient to offset associated procurement and maintenance costs. Because some of our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost‑effective basis and to respond to emerging industry standards and other technological changes. To the extent any problems arise with the proper functioning or successful integration of any software or other technologies licensed to us by third‑party vendors, this could prevent our products and services from operating as our customers expect them to, thereby harming our relationships with our customers. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, or file a lawsuit. Further, we may be subject to claims against us by others affected by any such problems. As a result, our business, financial condition and results of operations could suffer. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Client procurement strategies could put additional pressure on the pricing of our information services and lead to decreased revenues and lower margins.
Client procurement strategies have become increasingly more focused, and as a result, clients have sought lower pricing on information services. Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information services, which could decrease our revenues and lower our margins. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. If we cannot offset price reductions with a corresponding increase in sales or with lower spending, then the reduced software revenues resulting from lower prices would adversely affect our results. In certain areas of our Commercial segment, we have seen and continue to see pricing pressure as healthcare reform drives clients to manage healthcare information technology spending in the context of other technology investments they are implementing concurrently.
As is common in high technology industries with rapid technological change, our customers may also require us to continue to add functionality to our products in order to maintain price. Additionally, changes in the pricing model for our products and solutions could require us to implement a new pricing model in order to remain competitive. A change in pricing model could require significant resources in order to transition successfully and could reduce our revenue during such a transition. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations, there can be no assurance as to the degree to do so, and such pricing pressure could materially adversely affect our business, results of operations and financial condition.
We expect to incur costs and expenses in connection with our internal business transformation initiatives, and failure to achieve our objectives under such internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.
We are pursuing internal business transformation initiatives that seek to improve our productivity, flexibility, quality, functionality, technology and cost savings. We have incurred and expect to continue to incur costs and expenses in connection with such initiatives. We also expect to continue to look at opportunities to further refine our operations through internal business transformation initiatives, which may result in the incurrence of additional costs and expense in the future. These various initiatives may not yield their intended gains and we may not be able to fully realize the benefits that we expect to achieve from such initiatives within the anticipated timeframes, or at all, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, have a material adverse effect on our business, results of operations and financial condition.
The protection of our intellectual property may require substantial resources and an inability to protect our intellectual property could reduce the value of our services and solutions.
The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or take similar steps to secure patents for our proprietary applications. Further, despite our efforts, it may be possible for third parties to reverse engineer or otherwise obtain, copy and use information that we regard as proprietary. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations. If we believe a third‑party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. Additionally, our existing confidentiality agreements with employees, contractors and others who participate in development activities could be breached, or we may not enter into sufficient and adequate agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property rights. In addition, the laws of some countries do not protect and enforce proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms for the enforcement of such rights may not be available in those jurisdictions. As a result, if anyone misappropriates our intellectual property, it may have a material adverse effect on our business, results of operations and financial condition.
Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling certain solutions.
We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non‑infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non‑infringing solutions or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third‑party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.
We are, and may become, involved in litigation that could harm our business, results of operations and financial condition.
In the normal course of our business, we are involved in lawsuits, claims, audits and investigations. The outcome of these matters could have a material adverse effect on our business, results of operation and financial condition. In addition, we may become subject to lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. For example, we have, and may in the future, become subject to claims relating to unfavorable patient outcomes based on information that we make available to clinicians or pharmaceutical customers. There can be no assurances that the outcome of any such litigation will not have a material adverse effect on our business, results of operations and financial condition.
Our success depends in part on our ability to identify, recruit and retain skilled management, including our executive officers, and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.
Our success depends upon our ability to identify, attract, hire and retain highly qualified personnel, including skilled executive, technical, management, product and technology, regulatory and compliance and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. In particular, our executive officers and other key employees are critical to the management of our business. The loss of any of our executive officers or key employees could impair our ability to execute our business plan and growth strategy, reduce revenues, cause us to lose customers or lead to employee morale problems and the loss of other key employees. Competition for qualified personnel in the healthcare information technology and services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business.

Failure to successfully complete or integrate acquisitions into our existing operations could have an adverse impact on our business, financial condition and results of operations.
We regularly evaluate opportunities for strategic growth through acquisitions. Recently, we completed the acquisitions of Simpler, JWA and HBE. Risks associated with acquisitions could include, among other things, our inability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all, failure to receive necessary consents, clearances and approvals in connection with the acquisition, and diversion of management’s attention from our business strategies and objectives.
Further, we may be unsuccessful in our effort to combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including with respect to sales and administrative support activities and information technology systems, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. The process of integrating acquired companies and operations may result in unforeseen operating difficulties or exposure to unknown liabilities and may require significant financial resources and management’s time and attention that would otherwise be available for the ongoing development or expansion of our existing operations. In addition, acquisitions outside of the United States increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with U.S. and foreign laws and regulations. See “- Our foreign operations expose us to political, economic, regulatory and other risks, which could adversely impact our business, operations and financial results.” For example, a significant portion of the operations and personnel of HBE, which we acquired in November of 2014, are outside the United States.
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
Mergers or consolidations among companies in the healthcare industry could in the future reduce the use of our services.
Mergers or consolidations among companies in the healthcare industry, including among companies who are our customers, could in the future reduce the number of our clients and potential clients. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other solutions or services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or canceled. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our solutions or services, they may discontinue or reduce their use of our offerings. For example, the pharmaceutical industry has recently experienced and continues to experience consolidation. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could harm our operating results and financial condition.
Our foreign operations expose us to political, economic, regulatory and other risks, which could adversely impact our business, operations and financial results.
We conduct a portion of our operations in foreign locations such as Brazil, United Kingdom, China and India, including some sales and data service functions. Operating in overseas environments carries risks for our business related to unexpected changes in local government laws and regulations, including those relating to tax laws, intellectual property, data management and labor and cross‑border trade. Our international operations also carry risks associated with currency exposure, volatility of emerging economies, fraudulent business practices, the recruitment and retention of skilled personnel, economic sanctions and export controls, money laundering and other exposures inherent in operating in foreign jurisdictions. In addition, we are exposed to bribery and corruption risk in our global business operations, and in particular, risks associated with enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”). The majority of our international sales are conducted through distributors, and while we have policies to address corruption risk raised by these distributors, improper payments by these distributors, other business partners or our own employees may create liability for us under the FCPA or other anti‑bribery laws. As we expand our business outside of the United States, all of these risks associated with our international business may increase.
If the Company fails to maintain an effective system of disclosure and internal controls, it may not be able to accurately report its financial results and may incur additional costs related to remediation of its internal controls
In connection with the audit of our financial statements for the 2014 period, we have identified control deficiencies in our internal control over financial reporting that constituted a material weakness with respect to sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP. As a result, we have taken corrective actions and have since remediated the material weakness. If the Company were to determine that its previous material weakness were not properly rectified or fails to maintain the effectiveness of its internal controls, its operating results could be harmed and could result in material misstatement in its financial statements.
We may not be able to fully realize the value of our net operating loss carryforwards.
As of December 31, 2015, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $258.1 million. Such losses expire in various amounts at varying times beginning in 2032. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. As we have incurred losses since our inception and do not currently expect to turn a profit in the near future, we are unable to realize value from our net operating loss carryforwards unless we find a way to become profitable, either through the acquisition of a profitable company or otherwise to increase revenues and generate new income.
Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5‑percent shareholders” (as defined in Section 382) over a rolling three‑year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible future transactions, not all of which would be within our control, could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre‑ownership‑change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.
We have a history of net losses and may not achieve or sustain profitability in the future.
We incurred a net loss of $75.5 million for the year ended December 31, 2015, $37.0 million for the year ended December 31, 2014 and $345.0 million for the year ended December 31, 2013. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our overall business, financial condition or operating results may be materially and adversely impacted by an economic downturn.
Our business could be significantly affected by general economic conditions. The U.S. and global economies have recovered from a significant prolonged downturn but prospects for sustained economic recovery remain uncertain. Certain economic metrics have not recovered to pre‑2008 levels when the U.S. economy was significantly weakened by a financial crisis. Additionally, in October 2013, the U.S. federal government shutdown caused uncertainty in the federal government’s ability to meet its debt payments. A future U.S. government shutdown may occur and any resulting failure of the United States to meet its debt obligations, or the perceived risk of such a failure, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. To the extent that economic conditions remain uncertain, our business, financial condition and operating results could be significantly and adversely affected. For example, clients may delay or decrease spending with us or may not pay us.
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
As of December 31, 2015, our total principal indebtedness was $990.7 million and we have undrawn availability under the Revolving Credit Facility of $37.5 million (after giving effect to a $5.0 million outstanding revolving loan and a $7.5 million of outstanding letters of credit, which, while not drawn, reduce the available balance under the Revolving Credit Facility). Of this total amount, $623.5 million is secured indebtedness under our Senior Credit Facility (excluding $7.5 million represented by letters of credit under the Revolving Credit Facility), to which the Notes are effectively subordinated to the extent of the value of the assets securing such indebtedness. We may also request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions.
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

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks to us as a result of our significant indebtedness.
We and our subsidiaries may be able to incur significant additional indebtedness. Although the indenture dated June 6, 2012 (as supplemented from time to time, the “Indenture”) that governs the Notes and the Senior Credit Agreement that governs our Senior Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness, the holders of that debt will be entitled to share ratably with our other existing indebtedness in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. Upon any such insolvency, liquidation, reorganization, dissolution or other winding up, the holders of our debt would only be entitled to the distribution of assets, if any, remaining after payment to our creditors and subject to prior distribution rights of any shares of preferred stock that we may issue in the future. The restrictions contained in the Indenture that governs the Notes and the Senior

Credit Agreement that governs our Senior Credit Facility also will not prevent us from incurring obligations that do not constitute indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on, or refinance, our debt obligations, and meet financial covenants in the Senior Credit Agreement and the Indenture, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations and may result in substantial dilution to our existing stockholders.
In addition, the Senior Credit Agreement that governs our Senior Credit Facility and the Indenture that governs the Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due, which could result in the acceleration of our indebtedness.
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

In addition, the Indenture that governs the Notes, and the Senior Credit Agreement that governs our Senior Credit Facility, contain covenants that require us to maintain specified financial ratios and satisfy other financial condition tests and restrictive covenants limit our ability to engage in activities that may be in the long term best interest of our shareholders. Our ability to meet such financial ratios and satisfy such financial condition tests can be affected by events beyond our control, and we may be unable to meet such financial ratios or satisfy such financial condition tests. Our failure to comply with those financial and restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness under the Indenture and the Senior Credit Agreement, as well as an acceleration of or default under our other indebtedness to which a cross‑acceleration or cross‑default provision applies. In the event of an acceleration of our indebtedness, we could be forced to dispose of material assets or operations or issue additional equity securities, resulting in dilution to our existing stockholders.
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
The Notes are not secured by any of our or our subsidiary guarantors’ assets. As a result, the Notes and the guarantees are effectively subordinated to our and the guarantors’ indebtedness under our Senior Credit Facility to the extent of the value of the assets that secure that indebtedness. As of December 31, 2015, we had approximately $623.5 million of principal indebtedness outstanding under our Term Loan Facility, all of which is effectively senior to the Notes, and we had approximately $7.5 million in letters of credit outstanding under our Revolving Credit Facility, resulting in total unused availability of approximately $37.5 million under our Revolving Credit Facility. In addition, we may request incremental increases in commitments under the Senior Credit Facility in an aggregate principal amount up to (x) $75.0 million plus (y) up to an additional $75.0 million if the consolidated senior secured leverage ratio is less than or equal to 4.0:1.0, subject to certain conditions. Further, we may incur additional secured debt in the future under the indenture governing the Notes and under the credit agreement that governs our Senior Credit Facility if certain specified conditions are satisfied. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company or any subsidiary guarantor, the proceeds from the sale of assets securing our secured indebtedness will be available to pay obligations on the Notes only after all indebtedness under our Senior Credit Facility and such other secured debt has been paid in full. As a result, the holders of the Notes may receive less ratably than the holders of secured debt in the event of our or any of our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We do not own any real estate property as we lease all of our existing facilities. Our principal office is located in a leased office space in Ann Arbor, Michigan. Our operating facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. Our three main facilities are as follows:

Facility Address	Square Feet	Purpose	Lease Start Date	Lease Expiration Date
100 Phoenix Drive Suite 201, Ann Arbor, MI 48108	134,927	Corporate headquarters/Operating facilities	9/1/2015	12/31/2026
1 North Dearborn Street, Suite 1400, Chicago, IL 60602	48,724	Operating facilities	6/1/2012	11/30/2020
6200 S. Syracuse Way, #300, Greenwood Village, CO 80111	107,955	Operating facilities	8/31/2013	7/31/2021
We lease additional facilities in 16 other locations worldwide.

ITEM 3 - LEGAL PROCEEDINGS
From time to time, we become involved in legal proceedings arising in the ordinary course of our business. The following matters are the significant pending legal proceedings against us.
We have been named as a defendant in 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed in 2010 and the rest of which were filed by 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so‑called Patient Education Monograph (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies’ customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants’ patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, we made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting us to renew at a later stage in the litigation.
Appeals by the co‑defendant generic drug company defendants have been exhausted as of May 18, 2015, and there has been no active discovery involving us to date. At this time, we believe that we have meritorious defenses to the claims in each of these actions.
Truven filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify. In May 2013 and March 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’ alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay. Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’ alleged trademark. The parties settled this dispute in January, 2016.
Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to and was denied relief by the United States Court of Appeals for the Ninth Circuit. Following the exhaustion of its appeals, PAMC filed a multi-count complaint against Truven in November, 2015 which we expect to vigorously defend.

We are involved in other litigation proceedings arising from the normal course of our operations. As of December 31, 2015, other than the Truveris case discussed above, no reserves were recorded based on the determination by management and our legal advisors that liability arising out of such proceedings is not probable and the amount of loss, if any, cannot be reasonably estimated.
While it is not possible to predict the outcome of any of these proceedings, our management, in conjunction with its legal advisors, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and other data for the periods and at the dates indicated:
The term Predecessor Period refers to all periods related to the Thomson Reuters Healthcare business (the Predecessor) prior to and including the date of the closing of the Prior Acquisition on June 6, 2012. We have derived the statement of comprehensive income (loss) and cash flow data for the period from January 1 to June 6, 2012, and year ended December 31, 2011 from our Predecessor’s audited combined financial statements.
The term Successor Period refers to all periods from inception of Truven Holding (April 20, 2012 onwards), which includes all periods of Truven after the closing of the Prior Acquisition on June 6, 2012. Following the Prior Acquisition and the related Merger, Truven (formerly TRHI) owns certain other assets and liabilities of the Thomson Reuters Healthcare business and is a direct wholly-owned subsidiary Truven Holding (the Successor). We have derived the balance sheet data as of December 31, 2015, 2014 , 2013 and 2012, and the statement of comprehensive loss and cash flow data for the years ended December 31, 2015, 2014, 2013, and April 20, 2012 to December 31, 2012 from Successor’s audited consolidated financial statements included elsewhere in this Annual Report, which represent the consolidated financial position of Truven Holding and its subsidiaries.
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

	Year ended December 31,	Year ended December 31,	Year ended December 31,	From inception (April 20, 2012) to December 31,	January 1, 2012 to June 6,	Year ended December 31,
	2015	2014	2013	2012	2012	2011
	Successor				Predecessor

Revenues, net (a)	$610,715	$544,475	$492,702	$241,786	$208,998	$483,207
Operating costs and expenses Cost of revenues, excluding depreciation and amortization (b)	(329,250)	(292,999)	(265,541)	(141,558)	(112,050)	(245,609)
Selling and marketing, excluding depreciation and amortization (c)	(70,205)	(57,413)	(56,157)	(30,958)	(25,917)	(54,814)
General and administrative, excluding depreciation and amortization (d)	(65,155)	(55,937)	(41,042)	(13,042)	(27,173)	(44,867)
Allocation of costs from Predecessor Parent and affiliates (e)	—	—	—	—	(10,003)	(34,496)
Depreciation (f)	(21,197)	(22,350)	(21,219)	(6,700)	(6,805)	(14,851)
Amortization of developed technology and content (g)	(43,821)	(38,752)	(31,894)	(15,470)	(12,460)	(24,208)
Amortization of other identifiable intangible assets (h)	(48,769)	(45,402)	(34,460)	(19,527)	(8,226)	(19,691)
Goodwill impairment (i)	—	—	(366,662)	—	—	—
Other operating expenses (j)	(30,874)	(20,784)	(35,038)	(49,622)	(18,803)	(20,002)
Total operating costs and expenses	(609,271)	(533,637)	(852,013)	(276,877)	(221,437)	(458,538)
Operating income (loss)	1,444	10,838	(359,311)	(35,091)	(12,439)	24,669
Net interest income from Predecessor Parent (k)	—	—	—	—	—	134
Interest expense (l)	(74,219)	(69,616)	(70,581)	(49,014)	—	(63)
Interest income	—	—	—	—	3	—
Other finance costs	(1,805)	(930)	(24)	—	—	—
Income (Loss) before income taxes	(74,580)	(59,708)	(429,916)	(84,105)	(12,436)	24,740
Benefit from (Provision for) income taxes	(886)	22,686	84,927	29,993	4,803	(9,859)
Net income (loss)	$(75,466)	$(37,022)	$(344,989)	$(54,112)	$(7,633)	$14,881

Other comprehensive income (loss):
Foreign currency translation adjustments	(107)	(139)	(165)	—	—	—
Total comprehensive income (loss)	$(75,573)	$(37,161)	$(345,154)	$(54,112)	$(7,633)	$14,881

Cash flow data:
Net cash provided by (used in) operating activities	$53,524	$45,217	$(1,365)	$27,352	$17,806	$85,017
Net cash used in investing activities (m)	(49,109)	(142,067)	(43,785)	(1,280,672)	(10,285)	(40,521)
Net cash provided by (used in) financing activities	(2,587)	99,338	31,765	1,277,125	(7,513)	(44,659)

	As of December 31,
	2015	2014	2013	2012	2011
	Successor				Predecessor
Balance sheet data:
Cash and cash equivalents	$14,325	$12,604	$10,255	$23,805	$70
Working capital deficit (n)	(58,297)	(45,892)	(59,762)	(80,628)	(75,481)
Total assets	1,186,567	1,233,089	1,164,603	1,597,127	590,875
Long-term debt, net of original issue discount (o)	979,594	977,722	872,258	837,972	—
Total equity	(27,636)	47,123	79,283	419,252	354,299

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

h.	Includes amortization of definite-lived trade names, acquired customer relationships, backlog and non-compete agreements.

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

j.
Other operating expenses in the Predecessor Period includes related disposal costs incurred as part of the Prior Acquisition process (comprised of audit services, accounting and consulting services and legal fees), severance and retention bonuses relating to the Prior Acquisition and costs relating to other acquisition activities of our Predecessor Parent. Other operating expenses in 2012 and 2013 in the Successor Period include direct costs related to the Prior Acquisition in 2012 as well as costs incurred related to technology and other costs in connection with our transition to a standalone business. These costs include nonrecurring expenses associated with data center migration and separating infrastructure from Thomson Reuters, costs related to the transitional service agreement with Thomson Reuters and related to rebranding, consulting, professional fees and Sponsor fees. Other operating expenses in 2014 includes professional fees related to the acquisition of Simpler, HBE and JWA in 2014, certain costs related to business improvement processes, and certain costs associated with data migration, asset write‑offs, losses on discontinued projects and Sponsor fees. Other operating expenses in 2015 includes various professional fees related to business integration and process improvements related to sales force, order to cash and various infrastructure and system process enhancements, asset write-offs, lease termination expense and Sponsor fees. See Notes 3 and 14 to the consolidated financial statements, included elsewhere in this Annual Report.

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

o.
Total debt includes current and non-current portion, net of original issue discount of $11.1 million, $14.3 million and $15.9 million as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with this entire Annual Report on Form 10-K, including the “Risk Factors” section and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Note On Forward-Looking Statements” herein.

Overview
We are a leading healthcare analytics solutions and services business focused on quality improvement and cost reduction. We enable our clients to formulate strategy, improve operational clinical and financial performance, enhance patient outcomes, manage risk, and increase transparency. Our platform combines deep healthcare domain expertise, a vast collection of healthcare data and cloud‑based technology to create market‑leading analytics solutions and highly specialized services, transforming large quantities of complex data into actionable insights. We provide our analytics solutions and service offerings across the full spectrum of healthcare constituents, including state and federal government agencies, hospitals, health systems, employers, health plans, life sciences companies and consumers.
Recent Developments

On February 17, 2016, International Business Machines Corporation (IBM), a New York corporation, Holdings LLC, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., and CIPH Holdings LLC, entered into a Stock Purchase Agreement, pursuant to which IBM agreed to purchase, for a total consideration of $2.6 billion, the sole outstanding share of common stock, par value $0.01 per share, of Truven Holding (the "Stock Purchase"). The Stock Purchase Agreement contains various customary representations, warranties and covenants of each party and the

Acquired Companies. Each party has agreed to use its respective reasonable best efforts to take all actions to cause the Stock Purchase to be consummated, subject to certain exceptions. The closing of the Stock Purchase is subject to customary closing conditions. The Stock Purchase is not subject to a financing condition.
At the closing of the Stock Purchase, IBM will pay all indebtedness for money borrowed of the Company that is required to be paid.
On February 18, 2016, Truven also notified the trustee for the Notes of Truven's optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which redemption is conditioned on the occurrence of the closing of the Stock Purchase, and instructed the trustee to provide notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.
On March 15, 2016, Truven delivered to the trustee of the Notes a revised notice of Truven’s optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which superseded the notice of redemption delivered on February 18, 2016, and instructed the trustee to provide the revised notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.  Truven’s optional redemption remains conditioned on the occurrence of the closing of the Stock Purchase. Truven expects the satisfaction and discharge of the Notes to occur on the anticipated closing date of the Stock Purchase, in accordance with the terms of the Stock Purchase Agreement.
Either party may terminate the Stock Purchase Agreement, subject to certain terms and conditions, if the Stock Purchase is not completed on or before May 17, 2016, unless extended by either party for an additional 30 days in certain circumstances.
The Prior Acquisition
On April 23, 2012, Truven Holding, entered into the Stock and Asset Purchase Agreement with TRUSI and Thomson Reuters Global Resources, both affiliates of Thomson Reuters, which VCPH Holding Corp. assigned to Wolverine on May 24, 2012. Pursuant to the Stock and Asset Purchase Agreement, on June 6, 2012, Wolverine acquired 100% of the equity interests of TRHI and certain other assets and liabilities of the Thomson Reuters Healthcare business. Upon the closing of the Prior Acquisition, Wolverine merged with and into TRHI, with TRHI surviving the Merger as a direct wholly owned subsidiary of VCPH Holding Corp., and subsequently changed its name to Truven Health Analytics Inc. Following the Merger, the assets and liabilities acquired are now held by Truven (formerly TRHI), which remains a direct wholly owned subsidiary of Truven Holding. Truven Holding was formed on April 20, 2012 for the purpose of consummating the Prior Acquisition. We financed the Prior Acquisition and paid related costs and expenses associated with the Prior Acquisition and the financing as follows: (i) approximately $464.4 million in common equity was contributed by entities affiliated with the Sponsor and certain co-investors, (ii) $527.6 million principal amount was borrowed under the Term Loan Facility and (iii) $327.1 million principal amount of 10.625% Senior Notes, Series A (‘‘the Old Notes’’) were issued in a private offering under the Indenture.

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
Commercial
Our Commercial segment provides analytics solutions and services to improve the cost, quality and effectiveness of healthcare for commercial organizations across the healthcare industry including, for example, providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges, corporations and life sciences companies.

 Government
Our Government segment provides integrated analytics solutions and services to improve the cost, quality and effectiveness of healthcare for federal and state government channels including, for example, CMS and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

Center/shared services consist of items that are not directly attributable to reportable segments, such as corporate administrative costs and elimination of intercompany transactions. Additionally, corporate expenses may include other non‑recurring or non‑operational activity that the CODM excludes in assessing operating segment performance. These expenses, along with depreciation and amortization, other operating income/expense and other non‑operating activity such as interest expense/income, are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to our consolidated loss before income taxes.

The accounting policies for the reportable segments are the same as those for the consolidated Company. Our operations and customers are based primarily in the United States.

2014 Acquisitions
Simpler Acquisition
On April 11, 2014, we acquired Simpler. Simpler provides "Lean" enterprise transformation consulting services. This strategic acquisition combines the Company's market-leading cost and quality analytics in the Commercial segment with Simpler's performance management consulting capabilities to deliver performance improvement solutions to healthcare and commercial customers. We acquired all of the outstanding equity of Simpler for a purchase price of $81.1 million, including a working capital adjustment of $1.1 million, and the issuance of equity interests by Holdings LLC, the direct parent of the Company, of $3.7 million to Simpler (the "Simpler Transaction"). The related acquisition costs amounted to $3.6 million. We financed the Simpler Transaction and related costs and expenses through an increase in the Tranche B Term Loans under the Senior Credit Facility (the “Tranche B Term Loans”). We did not assume any indebtedness in connection with the Simpler Transaction.
JWA Acquisition
On October 31, 2014, we acquired JWA, a company that provides "Lean" healthcare consulting services. We acquired all of the outstanding equity of JWA for a cash purchase price of $15.3 million, including a $1.2 million working capital adjustment and $0.1 million holdback payment (the "JWA Transaction"). Truven also agreed to pay $1.9 million in three annual payments to a former major shareholder of JWA who became Truven's employee, as long as the former major shareholder remained with Truven for the next three years. The related acquisition costs amounted to $0.6 million. We did not assume any indebtedness in connection with the JWA Transaction. We financed the JWA Transaction and related costs and expenses using proceeds from the issuance of our Notes.

HBE Acquisition
On November 12, 2014, we acquired HBE, a leading provider of stakeholder information that is essential for life sciences companies to gain drug approval, reimbursement, and adoption, for a cash purchase price of $17.2 million, including negative working capital adjustment of $2.8 million. The related acquisition costs amounted to $1.2 million. We financed the acquisition and related costs and expenses through the issuance of the Additional Notes. We did not assume any indebtedness in connection with the HBE acquisition.
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

Deferred Revenue; Fair Value Adjustments

Our revenues are derived from the sale of subscription data, and analytics solutions and services. Our revenues from the sale of subscription data and analytics solutions are typically billed annually in advance and recognized on a straight‑line basis over the contract term, which is typically one to three years. As a result, cash collections from customers for subscription data and analytic solutions can be greater than the revenue recognized (which only correspond to those revenues associated with services already rendered). In cases of billings in advance or advanced receipt of payments from customers, we record deferred revenue, a liability that is reduced as revenue is recognized. Our revenues from services are invoiced according to the terms of the contract, typically in arrears (after the corresponding services have been rendered), and recognized over the term of the contract. Contracts for services vary in length from a few months to several years. The carrying value of our deferred revenue as of June 6, 2012 totaled $138.7 million. Following the completion of the Prior Acquisition, we determined, with the assistance of a third‑party valuation firm, that the fair value of our deferred revenue should be adjusted to $80.2 million. As a result, deferred revenue on certain contracts of $58.5 million was written off, which negatively impacted our revenue for the years ended December 31, 2015, 2014 and 2013 by $1.3 million, $3.2 million and $8.8 million, respectively.

Following the acquisitions of Simpler, HBE and JWA during 2014, the carrying values of deferred revenues from acquired companies totaled $11.7 million and with the assistance of a third-party valuation firm, it was determined that the fair value of the deferred revenue should be adjusted to $4.8 million. As a result, deferred revenue on certain contracts of $6.9 million was written off, which negatively impacted our revenue for the periods ended December 31, 2015 and 2014 by $4.0 million and $2.9 million, respectively.

The write‑offs will have a future aggregate negative impact of $1.8 million in future periods.

Results of Operations

The following section provides a comparative discussion of our results of operations for the years ended December 31, 2015 and 2014 and for the year ended December 31, 2014 and 2013.
The results of operations should be read in conjunction with our consolidated and combined financial statements and the related notes thereto, included elsewhere in this Annual Report. Factors that relate primarily to a specific business segment are discussed in more detail within that business segment.

Year ended December 31, 2015 compared to Year ended December 31, 2014
The following table summarizes our consolidated results of operations for the periods indicated:

(Dollars in thousands)	Year ended December 31, 2015	% of revenue	Year ended December 31, 2014	% of revenue	Change	% change

Revenues, net(a)	$610,715	100%	$544,475	100%	$66,240	12%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(b)	(329,250)	(54)%	(292,999)	(54)%	(36,251)	12%
Selling and marketing, excluding depreciation and amortization(c)	(70,205)	(11)%	(57,413)	(11)%	(12,792)	22%
General and administrative, excluding depreciation and amortization(d)	(65,155)	(11)%	(55,937)	(10)%	(9,218)	16%
Depreciation (e)	(21,197)	(3)%	(22,350)	(4)%	1,153	(5)%
Amortization of developed technology and content (f)	(43,821)	(7)%	(38,752)	(7)%	(5,069)	13%
Amortization of other identifiable intangible assets (g)	(48,769)	(8)%	(45,402)	(8)%	(3,367)	7%
Other operating expenses (h)	(30,874)	(5)%	(20,784)	(4)%	(10,090)	49%
Total operating costs and expenses	(609,271)	(100)%	(533,637)	(98)%	(75,634)	14%
Operating income	1,444	—%	10,838	2%	(9,394)	(87)%
Net interest expense (i)	(74,219)	(12)%	(69,616)	(13)%	(4,603)	7%
Other finance costs	(1,805)	—%	(930)	—%	(875)	94%
Loss before income taxes	(74,580)	(12)%	(59,708)	(11)%	(14,872)	25%
Benefit from (provision for) income taxes	(886)	—%	22,686	4%	(23,572)	(104)%
Net loss	$(75,466)	(12)%	$(37,022)	(7)%	$(38,444)	104%

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

(h)
Other operating expenses in 2015 includes various professional fees related to business integration and process improvements related to sales force, order to cash and various infrastructure and system process enhancements, asset write-offs, accrual for legal settlements, lease termination expense and Sponsor fees. Other operating expenses in 2014 includes professional fees related to the acquisition of Simpler, HBE and JWA in 2014, certain costs related to business improvement processes, and certain costs associated with data migration, asset write‑offs, losses on discontinued projects and Sponsor fees. See Note 14 to the consolidated financial statements, included elsewhere in this Annual Report.

(i)	Interest earned or paid related to third party transactions.

Discussion of Year ended December 31, 2015 compared to Year ended December 31, 2014
Revenues, net
Our net revenues were $610.7 million for the year ended December 31, 2015 as compared to $544.5 million for the year ended December 31, 2014, an increase of $66.2 million or 12%. The increase was primarily due to the $52.5 million increase in revenue from our Commercial segment and $15.0 million increase in revenue from our Government segment. The increase in our Commercial segment was primarily due to the $51.9 million of incremental revenue due to the full year of operations in 2015 of the businesses acquired in 2014 and a $4.5 million increase from our analytic solution services for life science customers due to higher demand in outcome research and strategic consulting, offset by a $3.9 million decline in demand in our planning solutions for hospitals and employer and health plans. The increase in our Government segment was primarily due to new contract revenue from our Federal and State channels of $5.9 million and $7.7 million, respectively. The Federal revenue increase mostly relates to the expansion of existing contracts while State revenue increase was mainly due to new contracts.
The total impact of deferred revenue adjustment for both our Commercial and Government segments in connection with the Prior Acquisition and acquisitions of businesses in 2014 amounted to $5.3 million in 2015 compared to $4.5 million in 2014.
For a more detailed explanation of the variations in revenue for each of our segments, see the individual segment discussions below.
Cost of revenues, excluding depreciation and amortization
Our cost of revenues, excluding depreciation and amortization, was $329.3 million for the year ended December 31, 2015 as compared to $293.0 million for the year ended December 31, 2014, an increase of $36.3 million, or 12%. The increase was mainly due to $25.9 million incremental cost of revenues from the full year of operations in 2015 of the businesses acquired in 2014. The remaining increase was a function of higher overall cost of revenue corresponding to the higher revenue derived mainly from our Government segment.
Selling and marketing expense, excluding depreciation and amortization
Our selling and marketing expense, excluding depreciation and amortization, was $70.2 million for the year ended December 31, 2015 as compared to $57.4 million for the year ended December 31, 2014, an increase of $12.8 million, or 22%. The increase was primarily due to $9.4 million of incremental selling and marketing expenses due to the full year of operations in 2015 of the businesses acquired in 2014. The remaining increase was due to sales commission and other marketing expenses due to the increase in new sales and various initiatives to increase sales.
General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $65.2 million for the year ended December 31, 2015 as compared to $55.9 million for the year ended December 31, 2014, an increase of $9.2 million, or 16%. The increase was primarily due to $7.2 million of incremental general and administrative expenses due to the full year of operations in 2015 of the businesses acquired in 2014. The remaining increase relates mainly to incremental salaries and wages expense which increased as a result of the further growth of the Company’s accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
Depreciation and amortization
Our depreciation and amortization expense was $113.8 million for the year ended December 31, 2015 as compared to $106.5 million for the year ended December 31, 2014, an increase of $7.3 million or 7%. This increase was primarily due to a $5.1 million increase in amortization due to the certain new developed technology and content that were placed in service during the year and a $3.4 million increase in amortization of other intangible assets mainly from acquired businesses in 2014. These were offset in part by a decrease in depreciation of other properties due to certain assets which became fully depreciated.
Other operating expenses
Our other operating expense was $30.9 million for the year ended December 31, 2015 as compared to $20.8 million for the year ended December 31, 2014, an increase of $10.1 million or 49%. The increase was mainly due to a $5.4 million increase in acquisition-related cost and expenses incurred to integrate the acquired businesses and process improvements, $2.5 million lease termination expense which represents the estimated liability for costs that we will continue to incur under a non-cancelable lease contract that was terminated on December of 2015, $1.4 million of accruals to a settlement of a legal case in the normal course of business, $1.3 million increase in write-off of a prepaid revenue share arrangement with a supplier that will not be recovered. These increases were offset by a $0.5 million decrease in severance expense.
Operating income
Our operating income was $1.4 million for the year ended December 31, 2015 as compared to an operating income of $10.8 million for the year ended December 31, 2014, a decrease of $9.4 million or 87%, from 2014. The decrease was primarily due to a $66.2 million increase in revenue while total operating expense increased by $75.6 million, each as discussed above.
Net interest expense
Our net interest expense was $74.2 million for the year ended December 31, 2015, as compared to $69.6 million for the year ended December 31, 2014, an increase of $4.6 million, or 7%. The increase was primarily due to the incurrence of $140.0 million of additional debt used to finance the acquisitions in 2014.

Other finance costs

Increase in other finance costs was due to the increase in international operations mainly from the acquired businesses in 2014. Other finance costs also included other bank charges and fees.

Benefit from ( Provision for) income taxes

Our income tax provision was $0.9 million for the year ended December 31, 2015 as compared to income tax benefit of $22.7 million for the year ended December 31, 2014, a decrease in income tax benefit of $23.6 million or 104%. Income tax provision for the year ended December 31, 2015 at an effective tax rate of (1.2%) is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non-deductible expenses and a valuation allowance recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the year ended December 31, 2014 at an effective tax rate of 38.0% is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non-deductible expenses.

Segment discussion
The following table summarizes our segment information for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	Year ended December 31, 2015	% of revenue	Year ended December 31, 2014	% of revenue	Change	% change

Commercial
Revenues	$499,041	100%	$446,500	100%	$52,541	12%
Segment operating income	166,140	33%	156,900	35%	9,240	6%
Government
Revenues	113,247	100%	98,282	100%	14,965	15%
Segment operating income	$8,519	8%	$7,043	7%	$1,476	21%

Commercial segment

Revenues

Our Commercial segment revenue was $499.0 million for 2015 as compared to $446.5 million for 2014, an increase of $52.5 million or 12%. The increase was primarily due to the $51.9 million of incremental revenue due to the full year of operations in 2015 of the businesses acquired in 2014 and a $4.5 million increase from our analytic solution services for life science customers due to higher demand in outcome research and strategic consulting. These increases were offset by a $3.9 million decline in demand in our planning solutions for hospitals and employer and health plans.

Operating income

Our Commercial segment operating income was $166.1 million for 2015 as compared to $156.9 million for 2014, an increase of $9.2 million or 6%. This increase was partially due to the $9.4 million of incremental operating income from the acquired business as discussed above.

Government segment

Revenues

Our Government segment revenue was $113.2 million for 2015 as compared to $98.3 million for 2014, an increase of $15.0 million or 15%. The increase was primarily due to new contract revenue from our Federal and State channels of $5.9 million and $7.7 million, respectively. The Federal revenue increase mostly relates to the expansion of existing contracts while State revenue increase was mainly due to new contracts.

Operating income

Our Government segment operating income was $8.5 million for 2015 as compared to $7.0 million for 2014, an increase in operating income of $1.5 million or 21%. The increase in operating income mostly relates to the revenue related to a new large contract and expansion of existing contracts discussed above.

Year ended December 31, 2014 compared to Year ended December 31, 2013
The following table summarizes our consolidated results of operations for the periods indicated:

(Dollars in thousands)	Year ended December 31, 2014	% of revenue	Year ended December 31, 2013	% of revenue	Change	% change

Revenues, net(a)	$544,475	100%	$492,702	100%	$51,773	11%
Operating costs and expenses
Cost of revenues, excluding depreciation and amortization(b)	(292,999)	(54)%	(265,541)	(54)%	(27,458)	10%
Selling and marketing, excluding depreciation and amortization(c)	(57,413)	(11)%	(56,157)	(11)%	(1,256)	2%
General and administrative, excluding depreciation and amortization(d)	(55,937)	(10)%	(41,042)	(8)%	(14,895)	36%
Depreciation (e)	(22,350)	(4)%	(21,219)	(4)%	(1,131)	5%
Amortization of developed technology and content (f)	(38,752)	(7)%	(31,894)	(6)%	(6,858)	22%
Amortization of other identifiable intangible assets (g)	(45,402)	(8)%	(34,460)	(7)%	(10,942)	32%
Goodwill impairment (h)	—	—%	(366,662)	(74)%	366,662	(100)%
Other operating expenses (i)	(20,784)	(4)%	(35,038)	(7)%	14,254	(41)%
Total operating costs and expenses	(533,637)	(98)%	(852,013)	(173)%	318,376	(37)%
Operating income (loss)	10,838	2%	(359,311)	(73)%	370,149	(103)%
Net interest expense (j)	(69,616)	(13)%	(70,581)	(14)%	965	(1)%
Other finance costs	(930)	—%	(24)	—%	(906)	n.m.
Loss before income taxes	(59,708)	(11)%	(429,916)	(87)%	370,208	(86)%
Benefit from (provision for) income taxes	22,686	4%	84,927	17%	(62,241)	(73)%
Net loss	$(37,022)	(7)%	$(344,989)	(70)%	$307,967	(89)%

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

(h)
On November 1, 2013, we performed our annual goodwill impairment test and determined that the carrying value of all our reporting units exceeded our fair value due to lower‑than‑expected growth in revenue and cash flow in fiscal year 2013 resulting from certain selling cycle delays, particularly in the government sector, uncertainty in the healthcare sector related to the PPACA, higher‑than‑expected costs due to significant investments in technology infrastructure, as well as an increase in the discount rate used in the discounted cash flow analysis as compared to the rate used in the prior year’s analysis. As a result, we recorded an aggregate non‑cash goodwill impairment charge of $366.7 million in the fourth quarter of 2013.

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
Our net revenues were $544.5 million  for the year ended December 31, 2014 as compared to $492.7 million for the year ended December 31, 2013, an increase of $51.8 million or 11%. The increase was primarily due to the $51.6 million increase in revenue from our Commercial segment and $0.5 million increase in revenue from our Government segment. The increase in revenue from our Commercial segment was primarily due to revenues from our acquired businesses in 2014 of $38.3 million, $8.7 million increase in revenue due to new sales from customers and incremental fees from our employer and health plan, life sciences and provider solutions services and $4.6 million decrease in deferred revenue adjustment in connection with the Prior Acquisition. The slight increase in Government was due to the increase in work in federal government projects despite lower implementation project revenue from state government projects due to timing.
The total impact of deferred revenue adjustment for both our Commercial and Government segments in connection with the Prior Acquisition and acquisitions during 2014 amounted to $4.5 million in 2014 compared to $8.8 million in 2013.
For a more detailed explanation of the variations in revenues for each of our segments, see the individual segment discussions below.
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

General and administrative expense, excluding depreciation and amortization
Our general and administrative expense, excluding depreciation and amortization, was $55.9 million for the year ended December 31, 2014 as compared to $41.0 million for the year ended December 31, 2013, an increase of $14.9 million, or 36%. The increase was primarily due to $12.0 million of additional general and administrative expenses attributable to our acquired businesses in 2014. The remaining increase relates to incremental salaries and wages expense and consulting fees increased to build the accounting, internal audit, procurement, and human resource departments, as well as from the additional hiring of senior executive management in operations.
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

Benefit from income taxes

Our income tax benefit was $22.7 million for the year ended December 31, 2014 as compared to a benefit of $84.9 million for the year ended December 31, 2013, a decrease of $62.2 million or 73%. Income tax benefit for the year ended December 31, 2014 at an effective tax rate of 38.0% is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes and tax credits partially offset by non-deductible expenses and a valuation allowance recorded against the Company's net deferred tax asset as it is not more likely than not that the net deferred tax asset will be realized. Income tax benefit for the year ended December 31, 2013, at an effective tax rate of 19.7% respectively, is different from the amount derived by applying the federal statutory tax rate of 35%, mainly due to the impact of certain state taxes, non-deductible goodwill impairment charge and foreign rate differential.

Segment discussion
The following table summarizes our segment information for the year ended December 31, 2014 and 2013:

(Dollars in thousands)	Year ended December 31, 2014	% of revenue	Year ended December 31, 2013	% of revenue	Change	% change

Commercial
Revenues	$446,500	100%	$394,896	100%	$51,604	13%
Segment operating income	156,900	35%	140,173	35%	16,727	12%
Government
Revenues	98,282	100%	97,806	100%	476	—%
Segment operating income	$7,043	7%	$11,053	11%	$(4,010)	(36)%

Commercial segment

Revenues

Our Commercial segment revenue was $446.5 million for 2014 as compared to $394.9 million for 2013, an increase of $51.6 million or 13%. The increase was primarily due to the $38.3 million of revenue from operations of newly acquired businesses (net of deferred revenue adjustment of $2.9 million), a $5.8 million decrease in deferred revenue adjustment in connection with the Prior Acquisition ($1.4 million in 2014 compared to $7.2 million in 2013), a $9.4 million increase from new sales from customers, and $2.2 million of higher renewal and incremental fees on certain contracts compared to prior year. These revenues were partially offset by lower revenues due to certain delays in a customer’s decision making on benefits strategy affected by the PPACA.

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

Government segment

Revenues

Our Government segment revenue was $98.3 million for 2014 as compared to $97.8 million for 2013, an increase of $0.5 million. The increase was due to an increase of work in certain projects in our federal government channel of $5.1 million, partially offset by $4.3 million of lower implementation project revenues from the state government channel due to the timing of the projects. In addition, the revenue was further decreased by the deferred revenue adjustment ($1.9 million in 2014 compared to $1.6 million in 2013) in connection with the Prior Acquisition.

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

The following table is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
(Dollar in thousands)	2015	2014	2013

Net loss	$(75,466)	$(37,022)	$(344,989)
Provision for (benefit from) income tax	886	(22,686)	(84,927)
Net interest expense	74,219	69,616	70,581
Depreciation	21,197	22,350	21,219
Amortization of developed technology and content	43,821	38,752	31,894
Amortization of other identifiable intangible assets	48,769	45,402	34,460
EBITDA	113,426	116,412	(271,762)
Acquisition related and other transition related costs(1)	22,018	13,203	30,815
Non-cash stock compensation expense	814	1,271	1,457
Deferred revenue adjustments(2)	5,373	6,028	8,758
Goodwill impairment(3)	—	—	366,662
Asset write-offs(4)	6,000	4,706	1,856
Other(5)	2,856	2,875	2,929
Adjusted EBITDA	$150,487	$144,495	$140,715

(1)
Acquisition-related costs and other transaction related costs in 2015 mainly represent costs including professional fees related to business integration and process improvements related to sales force, order to cash and various infrastructure and system process enhancements. Acquisition-related costs and other transaction related in 2014 and 2013 includes acquisition costs of businesses acquired in 2014 and of the Prior Acquisition, retention incentives to key employees related to the Prior Acquisition and costs incurred upon completion of our transition to a standalone company including integration costs from our acquired businesses. See Notes 3 and 14 to the consolidated financial statements, included elsewhere in this Annual Report.

(2)
Amount of the reduction in deferred revenue as a result of the Prior Acquisition and acquisitions of businesses in 2014 that negatively impacted our revenue. We wrote down the value of our deferred revenue at acquisition dates based on a valuation analysis.

(3) Goodwill impairment loss on all reporting units. See Note 8 to the consolidated financial statements, included elsewhere in this Annual Report.

(4)	Represents the write-off of a prepaid revenue share with a supplier. See Note 14 to the consolidated financial statements, included elsewhere in this Annual Report.

(5)	Represents Sponsor advisory fees in connection with the Prior Acquisition.

Liquidity and Capital Resources
Cash flows
The following table summarizes our cash activities:

	Years ended December 31,
(In thousands)	2015	2014	2013

Net cash provided by (used in) operating activities	$53,524	$45,217	$(1,365)
Net cash used in investing activities	(49,109)	(142,067)	(43,785)
Net cash provided by (used in) financing activities	(2,587)	99,338	31,765
Operating activities
Net cash provided by operating activities was $53.5 million for the year ended December 31, 2015,which was primarily due to a net loss of $75.5 million adjusted by non‑cash items of $126.8 million. This was impacted by a net cash increase from working capital by $2.2 million, primarily from timing of the vendor payments.
Net cash provided by operating activities was $45.2 million for the year ended December 31, 2014, which was primarily due to a net loss of $37.0 million adjusted by non‑cash items of $95.4 million. This was offset by net cash used from working capital by $13.2 million, primarily related to a $9.3 million increase in prepayments on various maintenance contracts and timing of customer and vendor payments.
Net cash used from operating activities was $1.4 million for the year ended December 31, 2013, which was primarily due to a net loss of $345.0 million adjusted by non‑cash items of $379.1 million. This was offset by net cash used from working capital by $35.5 million, primarily related to a $40.4 million decrease in accounts payable due to the timing of payments from various vendors as a result of disentanglement costs in 2013; and a $5.7 million increase in prepayments mainly due to various maintenance contracts as we transition to a standalone company. These were offset by the timing of customer receipts due to improved efforts in collection.

Investing activities
Cash used in investing activities for the year ended December 31, 2015 of $49.1 million consisted of $0.4 million of cash used in 2015 related to the net final working capital adjustments relating to the 2014 acquisitions and $48.7 million of capital expenditures related to computer hardware and developed technology and content in the normal course of business.
Cash used in investing activities for the year ended December 31, 2014 of $142.1 million consisted of $109.4 million of cash used to pay the purchase price of the Simpler, HBE and JWA acquisitions and $32.7 million of capital expenditures related to computer hardware and developed technology and content in the normal course of business.
Cash used in investing activities for the year ended December 31, 2013 of $43.8 million primarily consisted of $43.5 million in capital expenditures related to a new data center, IT infrastructure and developed technology and content and $0.3 million of notes receivable from Holdings LLC.

Financing activities
Cash used by financing activities for the year ended December 31, 2015 was $2.6 million. This amount consisted of $5.0 million of net borrowing under the Revolving Credit Facility, a $6.4 million principal repayment of the Senior Term Loan Facility, $0.5 million of debt issuance costs and a $0.7 million principal payment of capital lease obligation.

Cash provided by financing activities for the year ended December 31, 2014 was $99.3 million. This amount consisted of $141.2 million of aggregate proceeds from borrowing under the Senior Term Loan Facility and the issuance of

Additional Note used to partly finance the business acquisitions during 2014, offset in part by a $30.0 million net payment on the Revolving Credit Facility loan, a $6.1 million principal repayment of the Senior Term Loan Facility, $4.1 million of debt issuance costs and a $1.7 million principal payment of capital lease obligation.
Cash provided by financing activities for the year ended December 31, 2013 was $31.8 million. This amount consisted of a $30.0 million Revolving Credit Facility loan drawn for working capital requirements, $2.4 million of additional capital contribution from the Parent and net proceeds of $11.3 million from the April 2013 refinancing, partially offset by $5.3 million of principal repayment of the Senior Term Loan Facility, $5.8 million of premium payment to lenders for the April 2013 Refinancing and $0.8 million principal payment of a capital lease obligation.
Liquidity and Capital Resources

We believe that our cash flows from operations and our existing available cash, together with our other available external financing sources, will be adequate to meet our future liquidity needs for the next year. Our principal liquidity needs will be to fund capital expenditures, provide working capital, meet debt service requirements and finance our strategic plans, including possible acquisitions. We expect to spend approximately $51 million on capital expenditures in 2016 (excluding acquisitions and related costs); however, actual capital expenditures may differ. For ongoing liquidity purposes, we primarily intend to utilize our existing cash and cash equivalents, cash generated from operations and borrowings under our Revolving Credit Facility.

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

As of December 31, 2015, we had outstanding revolver of $5.0 million and letters of credit of 7.5 million, which reduced the available line of credit to $37.5 million.

Indebtedness

As of December 31, 2015, our outstanding principal indebtedness was $990.7 million, consisting of 623.5 million from under the Term Loan Facility, $367.2 million under the Notes.
A discussion of our outstanding indebtedness as of December 31, 2015 is below:
Senior Credit Facility
The Senior Credit Facility, as amended on August 21, 2015 is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility, with a maturity date of June 6, 2019, and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of December 31, 2015, the Company had an outstanding revolver of $5.0 million and letters of credit of $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $37.5 million.
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
In addition, the Senior Credit Facility requires Truven to maintain a quarterly maximum consolidated senior secured leverage ratio in accordance with the debt covenants as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2015, the Consolidated Senior Secured Leverage Ratio and the maximum ratio at December 31, 2015 were 4.0 and 4.25, respectively, and we were in compliance with all the Senior Credit Facility covenants. The consolidated senior secured leverage ratio is the ratio of (i) consolidated senior secured term loan minus Unrestricted Cash to (ii) consolidated Adjusted EBITDA, as terms are defined in the Senior Credit Facility.

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

10.625% Senior Notes due 2020

Old Notes and Additional Notes

The Old Notes were issued on June 6, 2012, under an indenture (the "Indenture", as supplemented by the First Supplemental Indenture, whereby Truven became a party to the Indenture as successor in interest to Wolverine, and the Second Supplemental Indenture, defined below), with The Bank of New York Mellon Trust Company, N.A. as trustee, bear interest at a rate of 10.625% per annum, payable on June 1 and December 1 of each year, and have a maturity date of June 1, 2020. The Additional Notes were issued pursuant to the Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of November 12, 2014 (the "Fifth Supplemental Indenture") by and among Truven, the Guarantors and the Trustee. The Additional Notes form a single series with the Old Notes and have the same terms as the Old Notes and rank equal in right of payments with the Old Notes.

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

The Indenture contains covenants limiting Truven and its wholly-owned restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of December 31, 2015.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commitments as of December 31, 2015:

	Payments by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes(1)	$367,150	$—	$—	$367,150	$—
Other long-term obligations(2)	623,520	6,360	12,720	604,440	—
Interest on indebtedness(3)	272,668	67,394	133,760	71,514	—
Operating lease obligations(4)	52,170	7,119	15,955	14,355	14,741
Capital lease obligations(5)	1,455	696	759	—	—
Total contractual obligation	$1,316,963	$81,569	$163,194	$1,057,459	$14,741

(1)	Represents the principal amount of indebtedness on the Notes.

(2)	Represents the principal amount of indebtedness under our Senior Credit Facility.

(3)
Total interest payments consist of fixed and floating rate interest obligations and the cash flows associated with the Senior Credit Facility and the Notes. The interest rate on the floating rate Senior Credit Facility has been assumed to be 4.5%, the applicable rate during the month of December 2015. Interest on the Notes was 10.625%.

(4) Represents amounts due under existing contractual operating leases related to our offices and other facilities.

(5)	Represents capital lease payments including interest.

Off-balance sheet arrangements

As of December 31, 2015, other than the operating leases in the normal course of business, we had no other off-balance sheet arrangements or obligations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See “Risk Factors: Risks Related to Our Business. As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from some disclosure requirements.”
Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably chosen to forego this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards must continue for as long as we remain an emerging growth company.
We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt; or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

Critical Accounting Policies
Our critical accounting policies are those that we believe are most important to the presentation of our financial position and results and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of judgment. For more information, see Note 2 to the audited consolidated financial statements included in this Annual Report. In certain circumstances, the preparation of our consolidated financial statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition. We believe the policies described below are our most critical accounting policies.
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

We believe that the key areas of subjectivity in relation to the allocation of purchase consideration involve determining the acquisition date fair value of identifiable intangible assets, computer hardware and other property and developed technology and content, and the measurement of deferred revenue. We determine separately identifiable intangible assets in existence as at the date of acquisition. Using market participant assumptions and recognized valuation techniques, values are determined for these intangible assets. These valuation techniques require various assumptions including future levels of profitability; assumed royalty rates for relief from royalty valuations; and appropriate discount rates to present value the estimated cash flows. An assessment of useful lives is also required to establish future amortization expense. All of these assumptions and the resulting valuations are reviewed and approved by management.
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
Goodwill and Other Identifiable Intangible Assets
In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated from the acquired business and sold, transferred, licensed, rented or exchanged. The largest intangible assets from our businesses is the value of goodwill which include assembled workforce since the success of our business largely depend on the management, marketing and business development, contracting, and technical skills and knowledge of our employees. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. As of December 31, 2015, goodwill and other identifiable intangible assets amounted to $498.8 million and $334.1 million, respectively.

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

Carrying value of goodwill in each reporting unit is formally reviewed every November 1st of each year or whenever events or circumstances occur for possible impairment. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The Company had 5 reporting units at December 31, 2015 (and at November 1, 2015 when our annual goodwill impairment assessment was completed). The Company's reporting units are (1) Payer solutions (2) Life Science (3) Provider Solutions (4) Consulting Services (Simpler) and (5) Government.
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

We did not utilize a qualitative assessment approach for the November 1, 2015 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The impairment review process contains uncertainties because it requires us to make market participant assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. Since quoted market prices for our reporting units are not available, we estimate the fair value of the reporting unit or asset group using the income approach and the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved and we may be required to recognize additional impairment charges. The following are key assumptions we use in making cash flow projections:

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

Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale. The combined income approach and market approach to determine the fair value of each reporting unit received a weighted percentage of 70% and 30%, respectively, except for the Government which received a weighting of 100% under income approach given the early stage nature of the reporting unit, its earnings are not yet normalized, and that management has the most insight into the future direction of the Government business.

As of November 1, 2015, the fair value of each reporting unit using the combination of the income approach and the market approach exceeded its carrying value.

We evaluated the sensitivity of the discounted cash flow fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 100 basis points, or (2) reducing the Terminal Growth Rate by 100 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units.

The table below presents the: (1) discount rates, (2) Long-term growth rates, (3) 2016 cash flows (4) five-year average cash flow growth rate, (5) goodwill balance as of November 1, 2015, (6) Fair values, (7) carrying values as of November 1, 2015, and (8) excess fair value percentage and dollar amount, for each of these five reporting units.

	Assumptions		Estimated cash flows					Excess of FV over CV
	Discount rates	Long-term growth rates	2016	Average Growth rate (2016-2020)	Goodwill balance	Fair values (FV)	Carrying values (CV)	Amount	%
Payer Solutions	12.9%	3.0%	$25.1	6.1%	$121.7	$338.7	$241.1	$97.6	40%
Provider Solutions	12.4%	3.0%	40.5	5.4%	250.6	547.5	413.5	134.0	32%
Life Science	12.9%	3.0%	7.3	8.4%	45.2	107.7	97.6	10.1	10%
Consulting services	15.6%	3.0%	9.3	20.9%	35.6	110.5	68.8	41.7	61%
Government (a)	12.9%	3.0%	7.3	76.9%	45.7	174.8	110.6	64.2	58%

(a) the expected increase in cash flows on government reporting unit was due to several large long-term contracts won on federal and state channels which include data integration, warehousing and decision support systems.
As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, depending on the circumstances and outcomes of the operations of our reporting units, we may be required to review goodwill for impairment for one or more of our reporting units prior to the next annual assessment (November 1, 2016), if the expected annual revenues from our government and consulting services reporting unit will be significantly unfavorable due to unanticipated changes, reductions or cancellation of anticipated contracts; and depending on the outcome of the ability of the other reporting units to achieve: (a) 2016 projected revenues, operating income and cash flow, and (b) the win-loss experience on 2016 contract re-competitions and new business pursuits.
Impairment of Long Lived Assets
We periodically re-evaluate carrying values and estimated useful lives of long lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income. As of December 31, 2015, the Company concluded that there was no impairment on long lived assets.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities for each of our entities in each tax jurisdiction. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

As of December 31, 2015 and December 31, 2014, we determined that it is not more likely than not that we will realize the net deferred tax asset of $29.1 million and $1.3 million, respectively, and recorded a full valuation allowance on the year-end balance.
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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as currently issued will be effective beginning January 1, 2018. On April 1, 2015, the FASB voted to propose a one‑year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015‑03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015‑15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line‑of‑Credit Arrangements. Under ASU 2015‑03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015‑03 addresses costs related to term debt, ASU No. 2015‑15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No.2015‑15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line‑of‑credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. ASU No. 2015‑03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, we do not expect this ASU to have a material impact on our consolidated results of operations and financial condition.

In September 2015, the FASB issued ASU 2015‑16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement‑Period Adjustments. ASU 2015‑16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015‑16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. ASU 2015‑16 may affect our financial statements to the extent we have business combinations in the future.

In November 2015, the FASB issued ASU 2015-17 "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016. The new guidance will be applied on a prospective basis upon adoption. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, we do not expect this ASU to have a material impact on our consolidated financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our Term Loan Facility and our Revolving Credit Facility. As of December 31, 2015, we had $623.5 million of outstanding principal under our Term Loan Facility and Revolving Credit Facility, bearing interest at variable rates with an established LIBOR floor of 1.25% per annum. We currently do not hedge this interest rate exposure. The underlying one month LIBOR rate as of December 31, 2015 was 0.36%. Based on a one-year time frame and all other variables remaining constant, a 1% increase or decrease in interest rates would have no impact on the interest expense because the LIBOR floor under our Senior Credit Facility is higher than the prevailing interest rates.

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

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the "SEC"). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective at the reasonable assurance level.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
As we are an emerging growth company and a public debt filer, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.

Remediation of Previously Reported Material Weaknesses

As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously reported a material weakness related to our resource complement. Specifically, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP, resulting in audit adjustments to our 2014 consolidated financial statements.

During 2015, we implemented the following remediation plan during the second, third and fourth quarters of 2015:

•	Hired additional subject matter experts in the areas of revenue recognition and capitalization of assets to assist the Controller’s group with handling complex accounting transactions.

•	Hired additional experienced accounting personnel to support general accounting activities at corporate, business unit level, newly acquired businesses and international locations.

•	Provided training and comprehensive guidance to all staff involved in financial reporting and controls

•
Enhanced and refined its quarterly and annual financial procedures to allow for more substantive review of financial results before the release of quarterly earnings and the filing of the quarterly reports of Form 10-Q and Annual Report on Form 10-K.

As of December 31, 2015, management evaluated the results of the remediation activities and concluded that we have sufficient evidence that the new personnel and new processes and related controls have been adequately designed and were operating for a sufficient period of time to be deemed effective. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of Material Weakness above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Our Directors
The following table sets forth the name, age and position of the individuals who currently serve as directors on our board of directors. Each of these directors has served in such capacity since the closing of the Prior Acquisition on June 6, 2012, except for Benjamin M. Polk, who has served in such capacity since October 2012 and Charles S. Ream who has served in such capacity since May 2015. In accordance with the bylaws, each director shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal. The following also includes certain information regarding our directors’ individual experience, qualifications, attributes and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they should serve as directors. The age of each individual in the table below is as of December 31, 2015:

Name	Age	Position
Ramzi M. Musallam	47	Chairman of the Boards of Directors
Mike Boswood	65	Director, President and Chief Executive Officer
Hugh D. Evans	47	Director
Jeffrey P. Kelly	41	Director
Benjamin M. Polk	64	Director
Charles S. Ream	71	Director
Biographical information concerning our directors is set forth below.
Ramzi M. Musallam serves as the Chairman of our boards of directors. Mr. Musallam is a Managing Partner of Veritas, which he has been associated with since 1997. Previously, Mr. Musallam worked at the private equity firms Pritzker & Pritzker and Berkshire Partners. He is a member of the board of directors of CPI International, Inc., as well as a member of the boards of directors of several private companies, and was a member of the boards of directors of Vangent, Inc. from February 2007 to September 2011, Aeroflex Holding Corp. from August 2007 to September 2014 and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a Bachelor of Arts degree from Colgate University with a major in Mathematical Economics and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a Managing Partner of Veritas, his experience on other public and private company boards and his extensive experience in finance and private equity investments.
Mike Boswood has served as our President and Chief Executive Officer since 2008, and serves as a member of our boards of directors. Mr. Boswood joined Thomson Reuters in 1997 and served until 2008 as President and Chief Executive Officer of Thomson International Legal & Regulatory, where he led development and execution strategies designed to grow Thomson Reuters’ legal and regulatory businesses outside of North America, particularly through investment in online services, most notably local Westlaw services. Mr. Boswood served as President and Chief Executive Officer of Thomson Reuters Healthcare in 2008 and from 2011 to 2012, and President and Chief Executive Officer of the combined Healthcare & Science business of Thomson Reuters (from 2009 to 2010). Prior to joining Thomson Reuters, Mr. Boswood held a number of senior positions at Reed Elsevier in the United Kingdom, The Netherlands and the United States. At Reed Elsevier, Mr. Boswood served as Managing Director of Elsevier Science Ltd., as Joint Managing Director of Elsevier Science Publishers BV and as President of Elsevier Science Inc. Mr. Boswood received a Bachelor’s degree in history and philosophy from the University of Kent at Canterbury. He is a past president of the UK Publishers Association, served on the board of the Copyright Clearance Center Inc. from 1988 to 1995 and was non‑executive chairman of the Institute of Physics Publishing from 2004 to 2007. Mr. Boswood was chosen as a director on our board of directors due to his extensive experience as our chief executive officer, which provides him with detailed knowledge and a valuable perspective regarding our history, development, and implementation of our business strategy.
Hugh D. Evans serves as a member of our boards of directors. Mr. Evans is a Managing Partner at Veritas. Prior to joining Veritas in 2005, Mr. Evans was a Partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a Principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans holds a Bachelor of Arts degree from Harvard University and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Evans is the Chairman of the board of CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Evans previously served on the board of directors of Aeroflex Holding Corp., from August 2007 to September 2014. Mr. Evans was chosen to serve on our board of directors because of his position as a Managing Partner of Veritas, his experience on other public and private company boards and his extensive experience in finance and private equity investment.
Jeffrey P. Kelly serves as a member of our boards of directors. Mr. Kelly is a Principal at Veritas. Prior to joining Veritas in 2008, Mr. Kelly was a Vice President in the Leveraged Finance Group at Goldman, Sachs & Co., where he structured and executed loan and high yield bond financings for leveraged buyouts and strategic acquisitions across a variety of industries. Mr. Kelly currently serves as a member of the board of directors of CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Kelly holds a Bachelor of Science degree in Finance from Washington University and a Master of Business Administration from the Kellogg School of Management at Northwestern University. Mr. Kelly was chosen to serve on our boards of directors because of his experience and familiarity with Truven and his extensive experience in finance, capital markets and private equity investment.
Benjamin M. Polk serves as a member of our boards of directors. Mr. Polk is a Partner at Veritas. Prior to joining Veritas in 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career, Mr. Polk worked with Veritas as its lead outside legal counsel on virtually every major transaction Veritas has been involved in since its founding. Mr. Polk is a member of the boards of directors of Monster Beverage Corporation and CPI International, Inc., as well as a member of the boards of directors of several private companies. Mr. Polk previously served on the board of directors of Aeroflex Holding Corp., from November 2012 to September 2014. He holds a Bachelor of Arts degree from Hobart College and a Juris Doctor from Cornell Law School. Mr. Polk was chosen to serve on our board of directors because of his extensive experience in finance and private equity investment.
Charles S. Ream serves as a member of our boards of directors. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 until his retirement in June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes Aircraft Company, Mr. Ream was a partner with Deloitte & Touche LLP. Mr. Ream is a member of the board of directors of Engility Holdings, Inc. Mr. Ream previously served as a member of the boards of directors of Stewart and Stevenson from 2004 to 2006, Vangent, Inc. from 2007 to 2011, DynCorp International, Inc. from 2006 to 2010, Stanley, Inc. from 2006 to 2010, Allied Defense Group, Inc. from 2006 to 2014, Aeroflex Holding Corp. from 2010 to 2014 and Vencore Inc. from 2011 to 2014. Mr. Ream holds a Bachelor of Science degree in accounting and a Master of Accounting degree from the University of Arizona and is a Certified Public Accountant (inactive). Mr. Ream was selected to serve on our board of directors because of his extensive accounting, financial management and board experience.

Information Concerning our Executive Officers
With the exception of Mr. Boswood, our President and Chief Executive Officer, whose information is presented above with the information about our directors, the following table sets forth the name, age and position of our executive officers. The following also includes certain information regarding our executive officers’ individual experience, qualifications, attributes and skills.The age of each individual in the table below is as of December 31, 2015:

Name	Age	Position
Philip Buckingham	60	Executive Vice President and Chief Financial Officer
Andrea Degutis	62	Senior Vice President, HR & Communications
Andra Heller	56	General Counsel and Secretary
Richard Holada	52	Senior Vice President, Technology and Chief Data and Technology Officer
Anita Mahon	47	Chief Strategy Officer
Roy Martin	60	Executive Vice President, Commercial
Jon Newpol	57	Executive Vice President, Government
Dr. Michael Taylor	61	Chief Medical Officer
Mahesh Visvanathan	46	Senior Vice President, Organizational Transformation and Continuous Improvement

Biographical information of our executive officers:
Philip Buckingham serves as our Executive Vice President and Chief Financial Officer and has served in such capacity since the closing of the Prior Acquisition on June 6, 2012. Mr. Buckingham joined our Predecessor in 2006 and has focused on portfolio optimization, including the divestiture of over $200 million of non‑strategic annual revenue, and on improving business processes and efficiencies. Mr. Buckingham served at Thomson Reuters for over 15 years and held various additional senior finance positions across Thomson Reuters business units, including Thomson Financial and Thomson Learning. Prior to joining Thomson Reuters, Mr. Buckingham held various positions with The McGraw Hill Companies and Deloitte, Haskins & Sells. He has over 30 years of finance experience. Mr. Buckingham received his Bachelor’s degree in accounting from Rutgers University and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.
Andrea Degutis has served as our Senior Vice President, HR & Communications, since the closing of the Prior Acquisition on June 6, 2012. As Senior Vice President, HR & Communications, Ms. Degutis is responsible for global HR strategy, talent development and organization effectiveness, as well as internal communications. Ms. Degutis joined Thomson Reuters in July 2002 as Senior Vice President, HR & Communications for the scientific group of businesses. She has extensive human resources experience in the information publishing industry, having held senior human resources positions with the Wolters Kluwer International Health & Science business for 12 years and, earlier in her career, with W.B. Saunders Company/CBS. She also has directed human resources planning in the banking and diversified services management industries. Ms. Degutis holds a Bachelor of Arts in Languages from Temple University.
Andra Heller has served as our General Counsel and Secretary since the closing of the Prior Acquisition on June 6, 2012. Ms. Heller joined Solucient LLC in 2000, as General Counsel. Solucient LLC was ultimately acquired by Thomson Reuters in 2006. She previously served as a partner with the corporate practice group of Freeborn & Peters, a commercial law firm in Chicago. Ms. Heller received a Bachelor of Arts in English from Iowa State University and a Juris Doctor from the University of Iowa College of Law. She also served as a law clerk to the Judge of the U.S. Bankruptcy Court for the Northern District of Iowa.
Richard Holada has served as our Senior Vice President of Technology and Chief Data and Technology Officer since December 2014. In this capacity, he is responsible for the strategic data and technology vision, operational execution, and leadership of the Technology Division. Mr. Holada joined us in December 2014. From 2010 through 2014,

Mr. Holada served as a Vice President - Software Group at IBM. In that capacity, he led the Predictive Analytics and Business Intelligence product lines, and formed the Watson Legal practice. He served as the Chief Technology Officer for SPSS, Inc., a Chicago based provider of Predictive Analytic technology, until its acquisition by IBM. Mr. Holada received his Bachelors of Science degree in Computer Science from the University of Illinois and his Juris Doctor from the John Marshall Law School in Chicago.
Anita Mahon has served as our Chief Strategy Officer since July 2014. As Chief Strategy Officer, Ms. Mahon leads the definition and implementation of our corporate growth strategy. In this role, she is responsible for integrating market, business, and technology trends to establish company priorities; corporate development, including acquisitions; brand strategy; and corporate marketing initiatives. From the closing of the Prior Acquisition on June 6, 2012 until she was appointed as Chief Strategy Officer, Ms. Mahon served as our Senior Vice President, Strategy and Marketing. Prior to joining our Predecessor in 2006, she spent over 15 years in market strategy, product management, and software development at an advanced telecommunications research and development, software, and consulting business that is now part of Ericsson. Ms. Mahon earned a Bachelor of Science degree in mathematics and computer science from Manhattan College, a Master of Science degree in computer science from Columbia University, and a Master of Business Administration degree from Columbia Business School.
Roy Martin has served as our Executive Vice President, Commercial Division, since July 2013. As Executive Vice President, Commercial Division , Mr. Martin is responsible for the strategic vision, leadership, and operational execution of our customer channels in the Commercial segment. Mr. Martin joined us in July, 2013. Prior to joining our company, Mr. Martin was the CEO of WELM Ventures, LLC, a venture capital firm he founded in 2011. Prior to launching WELM, he served from 2005 to 2011 as the president and CEO of the Tax and Accounting business of Thomson Reuters, a global tax software, services and publishing company. Prior to Thomson Reuters, he served as President and CEO of Dialog Corporation, an online research company specializing in scientific, life sciences, and professional information. Mr. Martin received a Bachelor’s degree in Political Science from Virginia Tech and earned his Master of Business Administration from Emory University. He currently serves on the board of directors of the American Heart Association of Minnesota.
Jon Newpol has served as our Executive Vice President, Government since the closing of the Prior Acquisition on June 6, 2012. As Executive Vice President, Government, Mr. Newpol is responsible for the strategic vision, leadership and operational execution of our customer channels in the Government segment. Mr. Newpol held a variety of leadership positions within Thomson Reuters from the time he joined us in 1995 until the closing of the Prior Acquisition. He has over 25 years of experience in employee benefits and healthcare management. Prior to joining Thomson Reuters, Mr. Newpol was a health and welfare benefits consultant with two consulting firms Aon and Foster Higgins. Before that, he held various positions with Prudential, most notably as founder and Executive Director of its northeastern Ohio health plan. Mr. Newpol received a Bachelor of Business Administration in corporate risk management and insurance from the University of Georgia, a Master of Business Administration from the College of William and Mary and a Master of Public Health in health policy management from Emory University. He holds the CEBS, CLU and ChFC designations.
Dr. Michael Taylor has served as our Chief Medical Officer since February 2013. Dr. Taylor is responsible for developing, evaluating, and maintaining health and wellness efforts as well as thought leadership, strategy, and expertise in innovation and product development across the healthcare spectrum. Dr. Taylor joined our Predecessor in 2011 as Vice President and National Business Medical Leader within the employer market. He remained with us in that role following the closing of the Prior Acquisition on June 6, 2012, until he was appointed as our Chief Medical Officer in February 2013. Prior to joining our Predecessor, Dr. Taylor served as the Medical Director for health promotion and disease management for Caterpillar Inc. from 2000 to 2011. Dr. Taylor was a co‑owner of a five person medical group for 14 years, practicing outpatient and hospital based primary care in Pekin, Illinois. He was Chief of Medicine and Chief of Staff at that hospital. He later served for three years as the Chief Medical Officer for Pekin Hospital and Progressive Health Systems, involved in quality improvement, developing and implementing a hospitalist program, and served as Medical Director for the Pharmacy/Therapeutics committee for the hospital and health plan. Dr. Taylor has served on the boards of the Integrated Benefits Institute and the Midwest Business Group on Health, and as the Chairman of the Board for The Center for Health Value Innovation. Dr. Taylor graduated from the University Of Illinois College Of Medicine in 1980, and completed an Internal Medicine residency at the University Of Illinois College Of

Medicine in Peoria in 1983. Dr. Taylor is a board certified internist and is a Fellow in the American College of Physicians and a member of the American College of Occupational and Environmental Medicine.
Mahesh Visvanathan has served as our Senior Vice President, Organizational Transformation and Continuous Improvement since the closing of the Prior Transaction on June 6, 2012. In this role, Mr. Visvanathan is responsible for driving a culture of process excellence across all of our business and functional departments globally. Prior to assuming his current role, Mr. Visvanathan lead a variety of our key operational initiatives, such as new solution implementations, the creation of global operations and program management. Mr. Visvanathan also has served in various roles, such Senior Vice President, Client Services and Senior Vice President, Business Development and Operations in our Government segment. Mr. Visvanathan has also led the operations of our Payer Operations in the Commercial segment. In prior roles, Mr. Visvanathan served as a leader in Technology Operations, where he represented us in industry workgroups to define and develop Information Technology Infrastructure Library service management processes. Mr. Visvanathan has been with us or our Predecessor since 1997, except for a brief stint as a co‑architect of a customer relationship management solution for the financial services industry. Prior to joining us in 1997, Mr. Visvanathan served as a technical consultant for organizations such as Ford Motor Company, IBM Corporation and General Electric Company. Mr. Visvanathan has a Master of Business Administration degree from the University of Michigan Ross School of Business and a Master of Science and Technology degree from Birla Institute of Technology and Science in India.
Audit committee
Our board of directors has established an audit committee. Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our audit committee provide oversight and review of the Company’s accounting and financial functions and its financial reporting process in consultation with the Company’s independent and internal auditors relating to (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Company’s independent and internal auditors, and (iv) the performance of the internal audit function.  The members of our audit committee for the fiscal year ended December 31, 2015, were Jeffrey Kelly, Benjamin Polk, and Charles Ream. Mr. Ream is our audit committee chairman and financial expert under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act and is “independent” as defined under the Exchange Act. Our audit committee acts pursuant to a written charter adopted by the Board of Directors.

Code of Ethics
We have adopted a code of ethics for all employees, including our chief executive officer, chief financial officer, chief accounting officer and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at http://truvenhealth.com/about-us/our-company.

ITEM 11 - EXECUTIVE AND DIRECTOR COMPENSATION
The information in this Executive Compensation section reflects the cash and noncash compensation of our named executive officers:

Mike Boswood	President and Chief Executive Officer
Roy Martin	Executive Vice President, Commercial
Richard Holada	Senior Vice President, Technology and Chief Data and Technology Officer

The following table sets forth the cash and other compensation we have paid to our named executive officers for 2015 and 2014:
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards[1] ($)	Non-Equity Incentive Plan Compensation[2] ($)	All Other Compensation[3]($)	Total ($)
Mike Boswood, President and CEO	FY 2015	525,000	—	320,550	—	—	845,550
	FY 2014	525,000	—	320,550	—	—	845,550

Roy Martin, Executive Vice President, Commercial	FY 2015	425,000	—	163,986	—	8,265	597,251
	FY 2014	425,000		163,986	—	93,000	681,986

Richard Holada, Senior Vice President, Technology and Chief Data and Technology Officer	FY 2015	375,000	159,000	72,210	90,723	7,950	704,883
	FY 2014	18,750		—	—	433	19,183

1.
Amounts in this column include the grant date fair value of Class B and Class B-1 Membership Interests in Holdings LLC that were granted to each of the named executive officers. The Class B and Class B-1 Membership Interests of the named executive officers are non-transferable and vest 20% annually, subject to continued employment with Truven. The fair value at the date of grant was based upon the value of the Membership Interests of Holdings LLC less a 30% marketability discount. The amounts represent the estimate of compensation costs recognized in 2015 and 2014, excluding the effect of forfeiture and using the fair value of the awards as determined on the grant date. See "Membership Interests" below for more information regarding the Class B and Class B-1 Membership Interests.

2.
The named executive officers’ 2015 and 2014 target annual incentive awards (as a percentage of their annual base salaries) were as follows: Mr. Boswood-125%, Mr. Martin-75% and Mr. Holada-60%. The Company did not achieve the minimum targets for revenues, Adjusted EBITDA and free cash flows for 2014, so there were no annual incentive awards paid to these executive officers under Truven’s 2014 Annual Incentive Plan. The Company achieved the minimum targets for revenues, Adjusted EBITDA and free cash flows in 2015, resulting in a partial award for Mr. Holada. Mr. Boswood and Mr. Martin chose to forego their 2015 awards.

3.
Amounts in this column include the employer contributions made by Truven during our fiscal years 2015 and 2014 under the Truven Health Analytics Inc. 401(k) Savings Plan (the “401(k) Plan”) on behalf of each named executive officer, as follows: Mr. Martin - $8,265 and $9,000, respectively, Mr. Holada - $7,950 and $433, respectively. Mr. Boswood does not participate in the 401(k) Plan. The amount for Mr. Martin in 2014 also includes a housing allowance of $84,000.

Equity Award Grants
On April 17, 2015, Richard Holada was granted Class B-1 Membership Interests in Holdings LLC of 0.5%. The Class B-1 Membership Interests vest 20% annually, subject to continued employment with Truven. There were no equity award grants to the named executive officers during 2014.
Outstanding Equity Awards
The table below provides information concerning the Class B and Class B-1 Membership Interests that have not vested for each named executive officer outstanding as of December 31, 2015.

Outstanding Equity Awards Table for 2015 Fiscal Year End

Name	Membership Class	Membership Interests That Have Not Vested (%)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]
Mike Boswood	Class B	0.46	509,776
Roy Martin	Class B	0.36	398,955
Richard Holada	Class B-1	0.4	443,284

1.
Amounts in this column represent the unvested Membership Interests in Holdings LLC (as a percentage of the total Class A Membership Interests and Class B and Class B-1 Membership Interests that may be issued) that were granted to each of the named executive officers. 20% of each named executive officer’s Membership Interests will vest on each of the first five anniversaries and 100% of each Membership Interest will vest in certain circumstances in connection with a “change in control”. See “Membership Interests” below for more information regarding the terms of the Membership Interests.

2.
The Membership Interests are not publicly listed and therefore market value information is not readily available. Amounts in this column represent the fair value at December 31, 2015 of the unvested Membership Interests in Holdings LLC. See footnote 1 to the “Summary Compensation Table for Fiscal Year 2015” for more information regarding the valuation of the Membership Interests and “Membership Interests” below for more information regarding the terms of the Membership Interests.

Membership Interests
On October 18, 2012, Mr. Boswood received Class B Membership Interests of Holdings LLC of 1.15% of the total 4.39% of the issued and outstanding Class B Membership Interests of Holdings LLC. In December 2013, Mr. Martin received Class B Membership Interests of Holdings LLC of 0.6%. On April 11, 2014, Holdings LLC amended the Operating Agreement and provided 0.9% of Class B-1 Membership Interests in Holdings LLC to other executives. On April 17, 2015, Mr. Holada received Class B-1 Membership Interests of Holdings LLC of 0.5%.
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
As of December 31, 2015, members of management owned 5.66% of the total issued and outstanding Membership Interests of Holdings LLC. As of December 31, 2015, 1.03% of the Membership Interests of the named executive officers had vested.
Annual Incentive Plan
Truven’s Annual Incentive Plan links compensation of participants with the financial performance of Truven. Each participant’s target annual incentive award is expressed as a percentage of his or her base salary based on the participant’s position within Truven. Annual incentive award payouts may be higher or lower than the target annual incentive awards, based on Truven’s financial performance. Financial performance is determined in Truven’s discretion and was weighted in 2015 and 2014 for revenues (35%), Adjusted EBITDA (45%) and free cash flow (20%) subject to exceeding certain performance thresholds. Participants generally must be Truven employees on the date that awards are paid in order to receive their annual incentive awards; however, a participant may be entitled to receive all or a portion of his or her annual incentive award if a participant’s employment is terminated without cause prior to the payment date, depending on the participant’s date of termination. The named executive officers’ target annual incentives for 2015 and 2014 (as a percentage of their base salaries) were as follows: Mr. Boswood-125%, Mr. Martin-75% and Mr. Holada-60%. The Company did not achieve the minimum targets for revenues, Adjusted EBITDA and free cash flows for 2014, so there were no annual incentive awards paid to these executive officers under Truven’s 2014 Annual Incentive Plan. The Company achieved the minimum targets for revenues, Adjusted EBITDA and free cash flows in 2015, resulting in partial award for Mr. Holada. Mr. Boswood and Mr. Martin chose to forego their 2015 awards. In 2016, financial performance will be weighted for revenues (35%), Adjusted EBITDA (45%), and free cash flow (20%), subject to exceeding certain performance thresholds.
401(k) Plan
The 401(k) Plan is a tax-qualified defined contribution savings plan for the benefit of all eligible employees of Truven. Employee contributions, including after-tax contributions, are permitted by means of pay reduction subject to a minimum of 1% and a maximum of 25% of plan compensation per payroll period. The 401(k) Plan also provides for regular employer matching contributions up to a maximum of 100% of employee contributions (other than catch-up contributions) up to 3% of a participant’s plan compensation. All employee contributions and earnings on employee contributions are at all times fully vested. Employer matching contributions are vested at a rate of 25% per year of service and are completely vested after four years of service. The employer contributions made by Truven during 2015 and 2014 under the 401(k) Plan on behalf of each named executive officer, are as follows: Mr. Martin-$8,265 and $9,000, respectively, and Mr. Holada - $7,950 and $433, respectively. Mr. Boswood did not participate in the 401(k) Plan.

COMPENSATION OF DIRECTORS
During 2015 and 2014, Mr. Boswood was the only member of the board of directors of Truven who was also an executive of Truven. Mr. Boswood did not receive any additional compensation for the services he provided to Truven as a member of its board of directors during 2015 and 2014. The non-executive directors of Truven include Ramzi M. Musallam, who serves as the chairman of the board, Hugh D. Evans, Jeffrey P. Kelly, Benjamin M. Polk and Charles S. Ream. During 2015 and 2014, the non-executive directors of Truven did not receive any compensation for their service on the board of directors of Truven, except for Mr. Ream who received $50,000 compensation for his services in 2015. In addition, on April 17, 2015, Mr. Ream was granted a Class B-1 Membership Interest of 0.05% in Holdings LLC. The amount recognized for Mr. Ream's compensation costs related to Membership Interest is $7,221, excluding the effect of forfeiture and using the fair value of the awards as determined on the grant date. See "Membership Interests" above for more information regarding the Class B-1 Membership Interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2015, Ramzi M. Musallam, Hugh D. Evans, Jeffrey P. Kelly and Benjamin M. Polk participated in discussions regarding the compensation packages of the named executive officers, none of whom have any relationships that would create a compensation committee interlock as defined under applicable SEC regulation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of Truven’s issued and outstanding stock is held by Truven Holding. Holdings LLC directly owns all of the issued and outstanding capital stock of Truven Holding.
The following table sets forth information as of March 29, 2016, with respect to the beneficial ownership of the Class A and Class B membership interests in Holdings LLC by:

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

Name of Beneficial Owner (1)	Class A Percent of Interests (2)	Class B Percent of Interests (2)	Class B-1 Percent of Interests (2)
Veritas Capital (3)(4)	93.58%	--	-
Ramzi M. Musallam (3)(5)	93.58%	--	-
Mike Boswood	*	1.15%	-
Hugh D. Evans (3)	--	--	-
Jeffrey P. Kelly (3)	--	--	-
Benjamin M. Polk (3)	--	--	-
Charles S. Ream (3)	--	--	*
Rich Holada	*	-	*
Roy Martin	*	*	-
All executive officers and directors as a group (15 persons)	94.01%	3.60%	0.55%

*Denotes beneficial ownership of less than 1%.

1	Except as otherwise indicated, the address for each of the named beneficial owners is 100 Phoenix Drive, Ann Arbor, Michigan 48108.
2
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Class A, Class B and Class B1 membership interests represented 94.34%, 4.25% and 1.41% of Truven Holdings LLC membership interests, respectively.

3
The address for Veritas Capital and Messrs. Musallam, Evans, Polk, Kelly and Ream is c/o Veritas Capital, and the address is Veritas Capital Fund Management., LLC, 9 West 57th Street, 29th Floor, New York, NY, 10019.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory agreement
At the closing of the Prior Acquisition, we entered into an advisory agreement with the Sponsor under which the Sponsor provides certain advisory services to us. As compensation for these services, we paid a transaction fee at the closing of the Prior Acquisition. We will also continue to pay an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million, and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. In addition to the fees described above, we will also pay or reimburse the Sponsor or any of its affiliates for its out of pocket costs incurred in connection with activities under the advisory agreement, as well as the reasonable costs and expenses of its counsel and any advisers in connection with the monitoring of its investments in us, any requested amendment or waiver of any investment document and the sale or disposition of their respective interests in us. For the year ended December 31, 2015, the Company recorded an expense of $2.9 million, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's condensed consolidated statements of comprehensive loss.
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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by PricewaterhouseCoopers, LLP, the Company’s principal accountant, for the years ended December 31,2015 and 2014:

	Year ended December 31,
	2015	2014
Audit Fees (1)	$2,094,426	$2,349,556
Audit Related Services (2)	367,886	1,004,823
All Other Fees (3)	1,962	1,944
Total	$2,464,274	$3,356,323

1.
Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services.

2.
Audit related services includes fees for reviews of quarterly financial statements, comfort letters, consents and review of documents filed with the SEC in 2015 and financial and tax due diligence services performed in 2014, related to 2014 acquisitions.

3.	All other fees include fees and subscription for access to an accounting research tool in 2015 and 2014.

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

10.7
Joinder to Guarantee and Collateral Agreement, dated June 10, 2014, by Simpler North America, LLC and Simpler Consulting, LLC, filed as Exhibit 10.8 to the Company’s registration statement on Form S-4 filed on April 8, 2015, file number 333-203290, is incorporated herein by reference.

10.8
Joinder to Guarantee and Collateral Agreement, dated October 31, 2014, by Joan
Wellman and Associates, Inc., filed as Exhibit 10.9 to the Company’s registration statement on Form S-4 filed on April 8, 2015, file number 333-203290, is incorporated herein by reference.

10.9
Joinder to Guarantee and Collateral Agreement, dated November 12, 2014, by HBE
Solutions, LLC, filed as Exhibit 10.10 to the Company’s registration statement on
Form S-4 filed on April 8, 2015, file number 333-203290, is incorporated herein by reference.

10.10*	Annual Incentive Plan: 2015 Terms and Conditions of Truven Health Analytics Inc.
10.11†
Offer Letter, dated August 27, 2012 and revised October 1, 2012 and March 13, 2013, by Truven Health Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) and accepted by Philip Buckingham on March 13, 2013, filed as Exhibit 10.7 to the Company's registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.12
Offer Letter, dated August 27, 2012 and revised October 1, 2012, by Truven Health
Analytics Inc. (formerly Thomson Reuters (Healthcare) Inc.) and accepted by Jonathan
Newpol on March 28, 2013, filed as Exhibit 10.8 to the Company’s registration statement on Form S-4 filed on April 15, 2013, file number 333-187931-01, is incorporated herein by reference.

10.13
Offer Letter, dated June 27, 2013 by Truven Health Analytics Inc. (formerly Thomson
Reuters (Healthcare) Inc.) and accepted by Roy M. Martin on June 30, 2013, filed as
Exhibit 10.1 to our current report on Form 8-K filed on July 3, 2013, file number 333-187931, is incorporated herein by reference.

10.14
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

10.15
Third Supplemental Indenture, dated as of November 3, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.16
Fourth Supplemental Indenture, dated as of November 5, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.17
Fifth Supplemental Indenture, dated as of November 12, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.3 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.18
Sixth Supplemental Indenture, dated as of November 12, 2014, by and between Truven Health Analytics Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as Exhibit 4.4 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

10.19
Registration Rights Agreement between Truven Health Analytics Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as Initial Purchaser, filed as Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 12, 2014, file number 333-187931, is incorporated herein by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the registrants, filed as Exhibit 21.1 to the Company's annual report filed on Form 10-K, filed on March 13, 2015, file number 333-187931, is incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated and Combined Statement of Equity as of December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated and Combined Financial Statements.

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2016
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUVEN HOLDING CORP.	TRUVEN HEALTH ANALYTICS INC.
(Registrant)	(Registrant)

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 30, 2016	Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ MIKE BOSWOOD	By: /s/ MIKE BOSWOOD
Mike Boswood, President and Chief Executive Officer	Mike Boswood, President and Chief Executive Officer
Date: March 30, 2016	Date: March 30, 2016

By: /s/ PHILIP BUCKINGHAM	By: /s/ PHILIP BUCKINGHAM
Philip Buckingham, Executive Vice President and Chief Financial Officer	Philip Buckingham, Executive Vice President and Chief Financial Officer
Date: March 30, 2016	Date: March 30, 2016

By: /s/ JAMES BOLOTIN	By: /s/ JAMES BOLOTIN
James Bolotin, Vice President and Controller (Principal Accounting Officer)	James Bolotin, Vice President and Controller (Principal Accounting Officer)
Date: March 30, 2016	Date: March 30, 2016

By: /s/ RAMZI M. MUSALLAM	By: /s/ RAMZI M. MUSALLAM
Ramzi M. Musallam, Chairman	Ramzi M. Musallam, Chairman
Date: March 30, 2016	Date: March 30, 2016

By: /s/ HUGH D. EVANS	By: /s/ HUGH D. EVANS
Hugh D. Evans, Director	Hugh D. Evans, Director

Date: March 30, 2016	Date: March 30, 2016

By: /s/ JEFFREY P. KELLY	By: /s/ JEFFREY P. KELLY
Jeffrey P. Kelly, Director	Jeffrey P. Kelly, Director
Date: March 30, 2016	Date: March 30, 2016

By: /s/ BENJAMIN M. POLK	By: /s/ BENJAMIN M. POLK
Benjamin M. Polk, Director	Benjamin M. Polk, Director
Date: March 30, 2016	Date: March 30, 2016

By: /s/ CHARLES S. REAM
Charles S. Ream, Director
Date: March 30, 2016

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

Truven Holding Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Truven Holding Corp.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, of equity, and of cash flows for the years ended December 31, 2015, 2014 and 2013 present fairly, in all material respects, the financial position of Truven Holding Corp. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 30, 2016

Truven Holding Corp.
Consolidated Balance Sheets

(with the exception of common stock, in thousands of dollars, unless otherwise indicated)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$14,325	$12,604
Trade and other receivables (less allowances of $1,501 and $1,244, respectively)	130,544	120,214
Prepaid expenses and other current assets	29,415	30,251
Deferred tax assets	2,838	621
Total current assets	177,122	163,690
Computer hardware and other property, net	38,577	37,435
Developed technology and content, net	118,130	134,078
Goodwill	498,820	498,820
Other identifiable intangible assets, net	334,111	382,879
Other noncurrent assets	19,807	16,187
Total assets	$1,186,567	$1,233,089
Liabilities and Equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$81,867	$67,228
Deferred revenue	136,389	129,129
Current portion of long-term debt	6,360	6,360
Capital lease obligation	700	664
Taxes payable	330	173
Total current liabilities	225,646	203,554
Deferred revenue	3,046	5,456
Capital lease obligation	675	1,374
Long-term debt	973,234	971,362
Deferred tax liabilities	2,838	621
Other noncurrent liabilities	8,764	3,599
Total liabilities	1,214,203	1,185,966
Equity (deficit)
Common stock—$ 0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in capital	484,364	483,550
Accumulated deficit	(511,589)	(436,123)
Foreign currency translation adjustment	(411)	(304)
Total equity (deficit)	(27,636)	47,123
Total liabilities and equity (deficit)	$1,186,567	$1,233,089
The accompanying notes are an integral part of these consolidated financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,
	2015	2014	2013

Revenues, net	$610,715	$544,475	$492,702
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	(329,250)	(292,999)	(265,541)
Selling and marketing, excluding depreciation and amortization	(70,205)	(57,413)	(56,157)
General and administrative, excluding depreciation and amortization	(65,155)	(55,937)	(41,042)
Depreciation	(21,197)	(22,350)	(21,219)
Amortization of developed technology and content	(43,821)	(38,752)	(31,894)
Amortization of other identifiable intangible assets	(48,769)	(45,402)	(34,460)
Goodwill impairment	—	—	(366,662)
Other operating expenses	(30,874)	(20,784)	(35,038)
Total operating costs and expenses	(609,271)	(533,637)	(852,013)
Operating Income (loss)	1,444	10,838	(359,311)
Net interest expense	(74,219)	(69,616)	(70,581)
Other finance costs	(1,805)	(930)	(24)
Loss before income taxes	(74,580)	(59,708)	(429,916)
Benefit from (provision for) income taxes	(886)	22,686	84,927
Net loss	$(75,466)	$(37,022)	$(344,989)

Other comprehensive loss:
Foreign currency translation adjustments	$(107)	$(139)	$(165)
Total comprehensive loss	$(75,573)	$(37,161)	$(345,154)
The accompanying notes are an integral part of these consolidated financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(75,466)	$(37,022)	$(344,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21,197	22,350	21,219
Amortization of developed technology and content	43,821	38,752	31,894
Amortization of other identifiable intangible assets	48,769	45,402	34,460
Amortization of debt issuance costs	2,984	2,535	2,557
Amortization of debt discount	3,233	3,266	2,643
Amortization of unfavorable leasehold interest	—	—	(94)
Loss on extinguishment of debt	—	—	2,353
Goodwill impairment charge	—	—	366,662
Asset write-off	6,000	4,706	—
Deferred income tax (benefit) provision	—	(22,864)	(85,398)
Share-based compensation expense	814	1,271	1,457
Retention bonus in conjunction with the Acquisition	—	—	1,378
Changes in operating assets and liabilities:
Trade and other receivables	(10,405)	(5,228)	7,644
Prepaid expenses and other current assets	(5,245)	(9,303)	(5,690)
Accounts payable and accrued expenses	12,684	2,212	(40,385)
Deferred revenue	4,760	(789)	2,815
Income taxes	378	(71)	107
Other, net	—	—	2
Net cash provided by (used in) operating activities	53,524	45,217	(1,365)
Investing activities
Acquisitions, net of cash acquired	(405)	(109,406)	—
Increase in notes receivable from VCPH Holding LLC	—	—	(300)
Capital expenditures	(48,704)	(32,661)	(43,485)
Net cash used in investing activities	(49,109)	(142,067)	(43,785)

Continued on next page

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2015	2014	2013

Financing activities
Additional capital contribution	—	—	2,350
Proceeds from senior notes, including premium or net of original issue discount	—	41,200	—
Proceeds from revolving credit facility	15,000	30,000	30,000
Repayment of revolving credit facility	(10,000)	(60,000)	—
Principal repayment of senior term loan	(6,360)	(6,108)	(5,332)
Proceeds from senior term loan related to refinancing	—	100,000	86,105
Principal repayment of senior term loan related to refinancing	—	—	(74,773)
Premium payment for refinancing the credit facility	—	—	(5,760)
Payment of debt issuance costs	(563)	(4,095)	—
Payment of capital lease obligation	(664)	(1,659)	(825)
Net cash provided by (used in) financing activities	(2,587)	99,338	31,765
Effect of exchange rate changes in cash	(107)	(139)	(165)
Increase (decrease) in cash and cash equivalents	1,721	2,349	(13,550)
Cash and cash equivalents
Beginning of period	12,604	10,255	23,805
End of period	$14,325	$12,604	$10,255

Supplemental cash flow disclosures
Interest paid	$67,939	$63,258	$62,095
Income taxes paid	549	232	420
The accompanying notes are an integral part of these consolidated financial statements.

Truven Holding Corp.
Consolidated and Combined Statements of Equity
(in thousands of dollars, unless otherwise indicated)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total equity (deficit)
Balance at December 31, 2012	$—	$473,364	$(54,112)	$—	$419,252
Additional capital contribution	—	2,350	—	—	2,350
Retention bonus in conjunction with the Acquisition	—	1,378	—	—	1,378
Share-based compensation expense	—	1,457	—	—	1,457
Foreign currency translation adjustment	—	—	—	(165)	(165)
Net loss	—	—	(344,989)	—	(344,989)
Balance at December 31, 2013	$—	$478,549	$(399,101)	$(165)	$79,283
Additional capital contribution	—	3,730	—	—	3,730
Share-based compensation expense	—	1,271	—	—	1,271
Foreign currency translation adjustment	—	—	—	(139)	(139)
Net loss	—	—	(37,022)	—	(37,022)
Balance at December 31, 2014	$—	$483,550	$(436,123)	$(304)	$47,123
Share-based compensation expense	—	814	—	—	814
Foreign currency translation adjustment	—	—	—	(107)	(107)
Net loss	—	—	(75,466)	—	(75,466)
Balance at December 31, 2015	$—	$484,364	$(511,589)	$(411)	$(27,636)
The accompanying notes are an integral part of these consolidated financial statements.

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
Basis of Presentation
The consolidated financial statements include the results of Truven Holding Corp. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Truven Holding is a wholly-owned subsidiary of VCPH Holdings LLC (“Holdings LLC”) and has no operations other than its investment in Truven and its subsidiaries. Therefore, the consolidated financial statements of the Company reflect the financial position and results of operations of Truven.

2.     Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. These estimates include, but are not limited to, allowance for doubtful accounts, realization of deferred tax assets, the determination of fair values used in the assessment of the realizability of long lived assets, goodwill and identifiable intangible assets, and purchase accounting.

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
Advertising costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $4,198 , $3,707 and $2,753 for the years ended December 31, 2015, 2014 and 2013, respectively.
Research and development costs
Research and development (“R&D”) costs are expensed as incurred. The R&D costs expensed were $1,253, $1,024 and $1,704 for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash and cash equivalents
Cash and cash equivalents are comprised of cash on deposit in banks. Cash equivalents have original maturities of less than 90 days.
Trade receivables and concentration of credit risk
Trade receivables are classified as current assets and are reported net of an allowance for doubtful accounts. The Company assesses the allowance for doubtful accounts periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment. Management believes that the allowances at December 31, 2015 and 2014 are adequate to cover potential credit loss.
No single customer or group of related customers accounted for more than 10% of the Company’s trade receivables as of December 31, 2015 and 2014. There was no revenue from a single customer or group of related customers that accounted for 10% or more of the Company’s revenues in the years ended December 31, 2015, 2014 and 2013.
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
Deferred Financing Costs
Deferred financing costs are incurred to obtain long-term financing and are amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of comprehensive loss and totaled $2,984, $2,535 and $2,557 for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized portion of deferred financing costs amounted to $11,226 and $13,648 as of December 31, 2015 and December 31, 2014, respectively.
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
Share-based compensation plans
Following the Prior Acquisition, the Company’s immediate parent, Holdings LLC, established a compensation award in accordance with the Amended and Restated Limited Liability Company Operating Agreement of Holdings LLC (the “Operating Agreement”) to provide Class B and Class B-1 Membership Interests in Holdings LLC to certain executive officers of the Company. The equity awards are accounted for by applying the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to calculate the effect of such compensation on the Company’s comprehensive loss.
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

Recent accounting pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as currently issued will be effective beginning January 1, 2018. On April 1, 2015, the FASB voted to propose a one‑year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015‑03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015‑15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line‑of‑Credit Arrangements. Under ASU 2015‑03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015‑03 addresses costs related to term debt, ASU No. 2015‑15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No.2015‑15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line‑of‑credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. ASU No. 2015‑03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, we do not expect this ASU to have a material impact on our consolidated results of operations and financial condition.
In September 2015, the FASB issued ASU 2015‑16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement‑Period Adjustments. ASU 2015‑16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015‑16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. ASU 2015‑16 may affect our financial statements to the extent we have business combinations in the future.
In November 2015, the FASB issued ASU 2015-17 "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016. The new guidance will be applied on a prospective basis upon adoption. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, we do not expect this ASU to have a material impact on our consolidated financial condition.

3.	Acquisitions
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

Simpler's revenue and net loss for the year ended December 31, 2015, amounted to $61.7 million and $0.6 million, respectively.

The following unaudited pro forma financial data summarizes the Simpler’s results of operations for the years ended December 31, 2014 and 2013 had the acquisition of Simpler occurred as of January 1, 2013:

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
JWA's revenue and net income for the year ended December 31, 2015, amounted to $12.7 million and $0.8 million respectively.
The following unaudited pro forma financial data summarizes the JWA's results of operations for the years ended December 31, 2014 and 2013 had the acquisition of JWA occurred as of January 1, 2013:

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
HBE's revenue and net loss for the year ended December 31, 2015, amounted to $15.9 million and $3.4 million respectively.
The following unaudited pro forma financial data summarizes the HBE’s results of operations for the years ended December 31, 2014 and 2013 had the acquisition of HBE occurred as of January 1, 2013:

	Year ended December 31, 2014	Year ended December 31, 2013
	(Unaudited)
Revenues, net	$24,600	$18,013
Net Income (loss)	1,757	(1,150)

4.	Trade and other receivables
Trade and other receivables consisted of the following:

	December 31, 2015	December 31, 2014
Trade receivables, gross	$131,715	$120,983
Less: Allowance for doubtful accounts	(1,501)	(1,244)
Trade receivables, net	130,214	119,739
Other receivables	330	475
Trade and other receivables, net	$130,544	$120,214

Other receivables includes notes receivable from Holdings LLC, the direct parent company of Truven Holding. The notes receivable bear interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. As of December 31, 2015 and 2014, notes receivable from Holdings LLC including capitalized interest amounted to $313 and $300, respectively.

5.	Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2015	December 31, 2014
Royalties	$4,048	$4,094
Commissions and distribution fees	10,266	12,758
Services, licenses and maintenance	14,020	12,404
Prepaid taxes	133	182
Others	948	813
Prepaid expenses and other current assets	$29,415	$30,251

6.	Computer hardware and other property
Computer hardware and other property, net, consisted of the following:

	December 31, 2015
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$84,326	$13,861	$5,485	$103,672
Accumulated depreciation	(62,410)	(1,487)	(1,198)	(65,095)
Computer hardware and other property, net	$21,916	$12,374	$4,287	$38,577

	December 31, 2014
	Computer hardware	Building and leasehold improvements	Furniture, fixtures and equipment	Total
Computer hardware and other property, gross	$78,502	$5,770	$3,542	$87,814
Accumulated depreciation	(46,089)	(1,910)	(2,380)	(50,379)
Computer hardware and other property, net	$32,413	$3,860	$1,162	$37,435

7.	Developed technology and content
Developed technology and content, net, consisted of the following:

	December 31, 2015	December 31, 2014
Developed technology and content, gross	$248,027	$220,153
Accumulated amortization	(129,897)	(86,075)
Developed technology and content, net	$118,130	$134,078

8.	Goodwill
Balances and changes in the carrying amount of goodwill for the year December 31, 2015 and December 31, 2014 were as follows:

	Commercial	Government	Total
Balance as of December 31, 2013	411,977	45,700	457,677
Acquisitions (see Note 3)	41,143	—	41,143
Balance as of December 31, 2014 and 2015	$453,120	$45,700	$498,820

Goodwill is not amortized. Instead, goodwill is tested for impairment annually as well as whenever there is an indication that the carrying amount may not be recoverable. The goodwill arising from the 2014 Simpler, JWA, and HBE Acquisitions (see Note 3) has been allocated to the Company's reporting units.

The Company performed its annual goodwill impairment test on November 1, 2015. The fair value of the Company’s reporting units was estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 12.4% to 15.6% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale. The combined income approach and market approach to determine the fair value of each reporting unit received a weighted percentage of 70% and 30%, respectively, except for the Government reporting unit which received a weighting of 100 % under income approach given the early stage nature of the reporting unit, its earnings are not yet normalized, and that management has the most insight into the future direction of the Government business.
The first step of the Company’s impairment test indicated that the fair value of all the reporting units exceeded its carrying value, therefore no impairment exists as of November 1, 2015.

9.	Other identifiable intangible assets
Other identifiable intangible assets, net, consisted of the following:

	December 31, 2015
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(108,545)	$257,540
Trademarks and trade names	15.0	97,024	(21,863)	75,161
Backlog	1.0	14,732	(14,732)	—
Non-compete agreements	3.0	4,426	(3,016)	1,410
		$482,267	$(148,156)	$334,111

	December 31, 2014
	Average life (years)	Cost	Accumulated amortization	Net
Customer relationships	11.0	$366,085	$(75,756)	$290,329
Trademarks and trade names	15.0	97,024	(15,224)	81,800
Backlog	1.0	14,732	(7,160)	7,572
Non-compete agreements	3.0	4,426	(1,248)	3,178
		$482,267	$(99,388)	$382,879

Customer relationships represent corporate customer contracts and customer relationships arising from such contracts with the majority of revenues recurring year over year.
Trade names include Advantage Suite, Care Discovery, Micromedex, Simpler, JWA and Heartbeat Experts among many of the Company’s product names and brand logos recognized in the U.S. market.
At December 31, 2015, estimated future amortization expense for the next five years is $40.8 million for 2016, $39.4 million for 2017, $39.1 million for 2018, $38.9 million for 2019 and $38.9 million for 2020.

10.	Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Accounts payable - trade	$37,153	$33,450
Accrued employee compensation	29,400	19,921
Accrued royalties	3,011	3,627
Accrued professional fees	3,153	3,756
Accrued interest	3,330	3,330
Accrued lease termination expense (Note 14)	2,100	—
Customer deposits	152	180
Other accrued expenses	3,568	2,964
Accounts payable and accrued expenses	$81,867	$67,228

11.	Long-Term Debt

The Company's long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Senior Credit Facility
Term Loan Facility (net of $10,852 and $14,035 discount, respectively)	$607,668	$610,845
Revolving Credit Facility	5,000	—

10.625% Senior Notes ("the Notes") (net of $1,187 and $1,455 discount, respectively)	325,963	325,695
10.625% Additional Senior Notes (the Additional Notes) (including $963 and $1,182 premium, respectively)	40,963	41,182
	979,594	977,722
Less: current portion of long-term debt	6,360	6,360
Long-term debt	$973,234	$971,362
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

Senior Credit Facility due 2019
The Senior Credit Facility, as amended on August 21, 2015, is with a syndicate of banks and other financial institutions and provides financing of up to $679.7 million, consisting of the $629.7 million Term Loan Facility with a maturity date of June 6, 2019 and the $50.0 million Revolving Credit Facility with a maturity date of June 6, 2017. As of December 31, 2015, the Company has $5.0 million of outstanding revolving loan and has outstanding letters of credit amounting to $7.5 million, which, while not drawn, reduce the available line of credit under the Revolving Credit Facility to $37.5 million.

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

All obligations under the Senior Credit Facility are guaranteed by Truven Holding and each of Truven's existing and future wholly-owned domestic subsidiaries. During 2014, all domestic subsidiaries acquired by the Company became guarantors under the Senior Credit Facility (see Notes 20). All obligations under the Senior Credit Facility and the guarantees of those obligations are collateralized by first priority security interests in substantially all of Truven's assets as well as those of each guarantor (subject to certain limited exceptions).
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

In addition, the Senior Credit Facility requires Truven to comply with a quarterly maximum consolidated senior secured leverage ratio provided for in the Senior Credit Facility as long as the commitments under the Revolving Credit Facility remain outstanding (subject to certain limited exceptions). The Senior Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2015, the Company was in compliance with all of these credit facility covenants.

On April 11, 2014, certain wholly-owned subsidiaries of the Company entered into the Purchase Agreement with Simpler (see Note 3). In connection with the Simpler purchase agreement, Truven entered into the Third Amendment to our Senior Credit Facility. The Third Amendment provided for a $100.0 million increase in the Tranche B Term Loans, and increased the total amount available under the Senior Credit Facility to $679.7 million, consisting of a $629.7 million Term Loan Facility and a $50.0 million revolving credit facility (which remained unchanged).
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

Refinancing

On April 26, 2013, we entered into the Second Amendment to the Senior Credit Facility (referred to as the "April 2013 Refinancing") with a syndicate of banks and other financial institutions to (i) increase the aggregate principal amount of the Term Loan Facility from $523.7 million to $535.0 million, (ii) reduce the applicable margin by 1.25%, (iii) with respect to the Term Loan Facility, determine the applicable margin in accordance with a pricing grid based on our consolidated total leverage ratio following delivery of financial statements at the end of each fiscal year or quarter, as applicable, after the second quarter of fiscal year 2013, (iv) revise the quarterly principal payments from $1,319.0 to $1,337.5 starting in June 30, 2013 and (v) extend the 1% re-pricing call protection from June 6, 2013 to October 26, 2013. There were no other changes in the terms and conditions. The loans with certain lenders in the bank syndicate had been determined to be extinguished under FASB ASC Topics 470-50, Modifications and Extinguishments. As a result, the Company recorded a loss on early extinguishment on certain debt amounting to $3.3 million during the period, representing unamortized debt discount, unamortized debt issue costs and certain costs related to the extinguished debt. The loss on early extinguishment of debt is included in interest expense in the consolidated comprehensive loss.

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

On August 21, 2015, the Company entered into a Fourth Amendment to the Senior Credit Agreement (referred to as the "August 2015 Refinancing") that increased the applicable maximum Consolidated Senior Secured Leverage Ratio starting from the third quarter of 2015 through the maturity of the Senior Credit Agreement. All the other terms under the Senior Credit Agreement remained unchanged. In connection with the August 2015 refinancing, the Company incurred $0.6 million, representing third party costs which was recorded as part of deferred finance costs in the Company's consolidated balance sheet as of December 31, 2015.

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

The Indenture contains covenants limiting Truven and its restricted subsidiaries with respect to other indebtedness, investments, liens, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. The Indenture also contains covenants limiting the ability of wholly-owned restricted subsidiaries to guarantee payment of any indebtedness of Truven or any subsidiary guarantor and limiting the Company's business and operations. Following our series of acquisitions in 2014, all the domestic subsidiaries we acquired became guarantors of the Notes as a result of the guarantees of the Senior Credit Facility provided by such subsidiaries. The guarantees were entered into pursuant to the Third, Fourth and Sixth Supplemental Indentures. We were in compliance with all of these covenants as of December 31, 2015.

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
As of December 31, 2015, principal maturities of long-term debt for the next five years and thereafter consist of:

2016	$6,360
2017	6,360
2018	6,360
2019	593,588
2020	366,926
$979,594

12.	Employee benefit plans

Truven's employees is eligible to participate in 401(K) defined contribution plan. Under the plan, employees may contribute a percentage of compensation and Truven will match a portion of the employees’ contribution. Truven’s contribution to the plan for the year ended December 31, 2015, 2014 and 2013 amounted to $7,735, $6,946 and $6,975 respectively. Truven does not offer any defined benefit plan, post-retirement healthcare benefit plan or deferred compensation plan.

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

There are transfer restrictions on the Membership Interests and the executive officers would forfeit the unvested interest upon termination of employment. A summary of the Membership Interests is as follows:

	Class B		Class B-1
	Ownership interest (%)	Fair value at grant date	Ownership interest (%)	Fair value at grant date
Balance at December 31, 2013	4.6	$6,374	—	$—
Granted	—	—	0.9	1,067
Forfeited	(0.2)	(274)	—	—
Balance at December 31, 2014	4.4	$6,100	0.9	$1,067
Granted	—	—	0.8	869
Forfeited	(0.1)	(189)	(0.3)	(403)
Balance at December 31, 2015	4.3	$5,911	1.4	$1,533
Outstanding and vested as of December 31, 2015	2.5	$3,503	0.2	$213

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

The Company recognized compensation expense against additional paid in capital of $814, $1,271 and $1,457 net of an estimated forfeiture rate of 15%, 10% and 10%, for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded in General and administrative expense in the Company’s consolidated statements of comprehensive loss.

The total unrecognized compensation cost related to non-vested Membership Interests expected to be recognized over the next 4.5 years is $2,456.

As of December 31, 2015, 2.7% of Membership Interests had vested with an estimated fair value of $2,992.

14.	Other Operating Expenses
The components of other operating expenses include the following:

	Year ended December 31,
	2015	2014	2013

Acquisition related costs and other transaction related costs	$16,069	$10,662	$27,007
Severance and retention bonuses	2,047	2,541	3,808
Lease termination expense	2,477	—	—
Legal settlements	1,425	—	—
Asset write-offs	6,000	4,706	1,294
Sponsor fee	2,856	2,875	2,929
Total other operating expenses	$30,874	$20,784	$35,038

Acquisition related costs and other transaction related costs included direct costs on acquisitions, costs incurred related to technology and other costs in connection with the Company's business integration and process improvements. For the year ended December 31, 2015, acquisition related costs and other transaction related costs included $3.7 million of acquisition related cost, $12.3 million of various professional fees related to business integration and process improvements related to sales force, order to cash and various infrastructure and system process enhancements. For the year ended December 31, 2014, acquisition related costs and other transaction costs primarily included $5.2 million of professional fees directly related to the various acquisitions (see Note 3), $2.1 million of costs related to business improvement processes, $1.2 million of losses on discontinued projects, $0.7 million of costs associated with data migration and $1.5 million of various nonrecurring professional fees and consulting fees in expanding our business and operations. For the year ended December 31, 2013, acquisition related costs included $12.9 million of expenses incurred mainly as a result of separating our IT infrastructure from Predecessor Parent, $9.2 million of costs related to the transitional services agreement with Thomson Reuters, and $4.9 million related to rebranding, consulting and other professional fees.

Severance and retention expense in 2015 primarily relates to elimination of certain positions in finance and sales as part of our continued effort to remove duplicate positions as a result of continued business integration and process improvements. Severance expense in 2014 primarily relates to compensation for certain positions that were eliminated as part of the change in the Company's operating segment structure to enable us to more effectively focus on business and market facing opportunities and to simplify our business decision-making process. Severance and retention bonuses in 2013 primarily relate to the Prior Acquisition of TRHI. On March 31, 2012, the Predecessor Parent entered into Retention Agreements with key TRHI employees in conjunction with the disposal of the business. The compensation expense was recorded in the period when the service was performed and was allocated in proportion to the days of service. For the year ended December 31, 2013 Truven recorded $1.4 million of retention and bonus expense, against Additional Paid In Capital in the Equity section of the consolidated balance sheet. The compensation paid by Predecessor Parent on behalf of Truven was deemed a capital contribution.

Lease termination expense represents the estimated liability for costs that we will continue to incur under a non-cancellable lease contract that was terminated as of December 2015 ("the cease-use date"). As part of a cost rationalization plan, we decided to early terminate the space at 777 Eisenhower and occupy a new building leased within the area that will result in future costs savings. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.

Legal settlements represents certain accruals to a settlement of a legal case in the normal course of business.

Asset write-offs represents the losses recognized from the revenue share arrangement with a certain supplier. On January 1, 2013, the Company modified its agreement with a supplier under which it markets and licenses to its customers a private label version of the supplier's platform solution in conjunction with the Company's health information applications. The agreement contains a revenue share arrangement based on net revenue targets. The supplier's revenue share percentage is guaranteed by the Company in the minimum amounts of $2 million, $4 million and $6 million, for the calendar years 2013, 2014 and 2015, respectively. The guaranteed revenue share is paid in advance by the Company on March 1st of each calendar year and is applied against the revenue share of the supplier earned through March 1st of the following calendar year. The agreement provides a grace period for the Company of up to August 31st of the following calendar year in the event that the supplier's revenue share earned does not reach the prepayment amount. After the grace period, if the revenue share earned does not meet the minimum target then the entire prepayment amount is deemed earned by the supplier. The write-offs for each of the periods presented represents the prepaid balance written off as it was determined that the estimated revenue share of the supplier will not be met within the grace period. As of December 31, 2015, there are no prepaid revenue share balances on the Company's balance sheet.

The Sponsor advisory fees represent fees paid to the Sponsor under the advisory agreement the Company entered into with the Sponsor in connection with the Prior Acquisition (see Note 18).

15.	Income Taxes
The components of income tax expense are as follows:

	Years ended December 31,
	2015	2014	2013
Current
Federal	$—	$—	$—
State	142	(54)	235
Foreign	744	232	236
	886	178	471

Deferred
Federal	—	(17,992)	(75,817)
State	—	(4,745)	(9,472)
Foreign	—	(127)	(109)
	—	(22,864)	(85,398)
Total provision for (benefit from) income taxes	$886	$(22,686)	$(84,927)

U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows:

	Years ended December 31,
	2015	2014	2013
U.S.	$(75,485)	$(60,000)	$(430,895)
Foreign	906	292	979
Total	$(74,579)	$(59,708)	$(429,916)

The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Allowance for doubtful accounts and other reserves	$580	$478
Net operating loss and tax credit carry-forwards	101,886	84,597
Prepaid expenses	85	315
Accrued expenses	4,459	703
Goodwill	16,233	29,314
Deferred rent	4,024	1,665
Other	3,439	3,313

Total deferred tax assets	130,706	120,385

Other identifiable intangible assets	(94,756)	(109,310)
Trade and other receivables	(1,400)	(1,209)
Debt exchange	(3,487)	(4,484)
Other long-lived assets	(1,934)	(4,108)
Total deferred tax liabilities	(101,577)	(119,111)
Net deferred tax assets	29,129	1,274
Valuation allowance	(29,129)	(1,274)
	$—	$—
The deferred tax assets and liabilities are classified in the consolidated and combined balance sheets based on the balance sheet classification of the related assets and liabilities. Deferred tax assets and liabilities are shown net of one another if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the consolidated balance sheets are as follows:

	December 31, 2015	December 31, 2014
Current deferred tax asset	$2,838	$621
Noncurrent deferred tax liabilities	(2,838)	(621)
Net deferred tax asset (liabilities)	$—	$—
As of December 31, 2015, the Company has $2.2 million of unremitted earnings from its foreign subsidiaries. Although the Company’s intention is to indefinitely reinvest in its foreign subsidiaries, these unremitted earnings have been subject to U.S. taxation in accordance with tax law and, consequently, a deferred tax liability is not recorded.
Pursuant to the Stock and Asset Purchase Agreement form the Prior Acquisition, Thomson Reuters Corporation (the "Predecessor Parent"), has provided an indemnity for all tax liabilities that relate to periods prior to June 7, 2012, including any taxes assessed that are directly attributable to cash received by the Predecessor Parent, but only if and to the extent such taxes result in an increase in cash taxes actually paid by Truven in any Successor tax period.

The Company assesses the realization of its deferred tax assets and the need for a valuation allowance on a standalone basis. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $29.1 million and $1.3 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $27.9 million and an increase of $1.3 million, respectively. Federal and state net operating loss (“NOL”) carry forwards at December 31, 2015 were $258.1 million and $215.4 million, respectively. The federal NOL carry forward starts to expire in 2032. The state NOL carry forwards started to expire in 2014. Certain state NOL will expire at various times between 2015 and 2034. Certain state NOL’s are subject to the limitation rule in accordance with Section 382 of the Internal Revenue Code.
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2015	2014	2013
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local tax	3.7	2.7	2.1
Foreign rate differential	0.4	0.2	0.1
State rate changes	(0.7)	2.3	(0.7)
Non-deductible expenses	(1.5)	(0.9)	—
Goodwill impairment charge	—	—	(17.0)
Research and foreign tax credit	0.4	1.2	0.2
Others	(1.1)	(0.3)	—
Valuation allowance	(37.4)	(2.1)	—
Effective rate	(1.2)%	38.0%	19.7%

16.     Commitment and Contingencies
Leases

Operating Leases
The Company occupies certain facilities and uses operating equipment under non-cancelable operating lease arrangements expiring at various dates through 2021. Future minimum lease payments under these operating leases are as follows:

For the period ending December 31,
2016	$7,119
2017	8,145
2018	7,810
2019	7,599
2020	6,756
Thereafter	14,741
$52,170

Rent expense was $11.7 million, $11.0 million, $11.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 respectively.

Capital Leases
During 2013, the Company entered into certain computer hardware lease arrangements that are classified as capital leases. The net book value of the computer hardware classified as capital leases included in the computer hardware and other property account in the balance sheet amounted to $2.8 million, net of accumulated depreciation of $1.7 million.

Future minimum lease payments under these capital leases are as follows:

For the period ending December 31,
2016	$696
2017	759
Total future minimum lease payments	1,455
Less imputed interest	80
Present value of future minimum lease payments	$1,375
Security and Guarantee Agreements
The Company has entered into guarantee and security arrangements in respect of its indebtedness as described in Note 11.
Litigation and Legal Proceedings
Truven has been named as a defendant in approximately 225 separate pharmaceutical tort lawsuits relating to the use of Reglan or its generic version, the first of which was filed in 2010 and the rest of which were filed by March 2012. All of these actions are pending in the Court of Common Pleas in Philadelphia County, Pennsylvania. In these matters, the plaintiffs allege that they sustained various injuries (including neurological disorders) as a result of their ingestion of Reglan. While a host of drug manufacturers and pharmacies are named as defendants in each of the suits, claims have also been asserted against so-called “Patient Education Monograph” (“PEM”) defendants, including us. It is generally alleged in all of the actions that certain PEM defendants provided Reglan patient drug information to pharmacies which, in turn, provided that drug information to the pharmacies' customers, the plaintiffs in these actions. Plaintiffs further allege that the PEM defendants' patient drug information did not provide adequate warning information about the use of Reglan. Other PEM defendants have also been named in these and other similar actions. In general, the lawsuits have been procedurally consolidated in Philadelphia as mass tort actions. To date, none of the actions against Truven specifically identifies Truven as the author of a PEM that was supplied to a plaintiff. Instead, plaintiffs in these cases allege only that they read an unnamed PEM and, in effect, that it must have been published by at least one of the PEM defendants named in the action.

Along with other PEM defendants, Truven made one dispositive motion to dismiss all the actions. While that motion to dismiss has been denied, it was without prejudice, permitting Truven to renew at a later stage in the litigation.

Appeals by the co-defendant generic drug company defendants have been exhausted as of May 18, 2015, and there has been no active discovery involving Truven to date. At this time, we believe that we have meritorious defenses to the claims in each of these actions.

Pacific Alliance Medical Center (“PAMC”) claimed in 2007 that we failed to properly submit some of PAMC’s data, resulting in denial of Medicare reimbursement to PAMC in the approximate amount of $600,000. PAMC was denied relief by administrative agencies and appealed to the U.S. District Court in the Central District of California for judicial review, which was denied. PAMC later appealed to and was denied relief by the United States Court of Appeals for the Ninth Circuit. Following the exhaustion of its appeals, PAMC filed a multi-count complaint against Truven in November, 2015 which we expect to vigorously defend.

Truven filed U.S. trademark applications for the trademarks Truven Health Analytics and Truven Health Unify. In May, 2013 and March, 2014, respectively, Truveris, Inc. (“Truveris”) filed notices of opposition against these applications in the Trademark Trial and Appeal Board of the United States Patent and Trademark Office alleging that the Truven Health Analytics and Truven Health Unify applications create a likelihood of confusion with Truveris’s alleged common law trademark Truveris as well as its registered trademarks Trubid, Truguard, Trubuy, Trureport and Trurxpay. Truveris has also alleged that Truven’s use of the Truven alleged mark is likely to cause confusion with Truveris’s alleged trademark. The parties settled this dispute in January, 2016.
The Company is involved in other litigation proceedings arising from the normal course of its operations. As of December 31, 2015, other than the Truveris case discussed above, no reserves were recorded based on the determination by management and our legal advisors that liability arising out of such proceedings is not probable and the amount of loss, if any, cannot be reasonably estimated. While it is not possible to predict the outcome of any of these proceedings, the Company’s management, in conjunction with its legal advisors, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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
Commercial

Our Commercial segment provides analytics solutions and services to improve the cost, quality and effectiveness of healthcare for commercial organizations across the healthcare industry including, for example, providers, integrated delivery networks, insurers, professional services organizations, healthcare exchanges corporations and life sciences companies.
Government

Our Government segment provides integrated analytics solutions and services to improve the cost, quality and effectiveness of healthcare for federal and state government channels including, for example, CMS and state Medicaid agencies and federally owned and operated healthcare facilities. Our sales and client services are tailored to meet the specific procurement, sales and support requirements of the government market.

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
Segment information for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, are as follows:

	Year ended December 31,
	2015		2014		2013
	Revenue	Segment operating income	Revenue	Segment operating income	Revenue	Segment operating income
Commercial	$499,041	$166,140	$446,500	$156,900	$394,896	$140,173
Government	113,247	8,519	98,282	7,043	97,806	11,053
Segment totals	612,288	174,659	544,782	163,943	492,702	151,226
Center/Shared Services	(1,573)	(28,554)	(307)	(25,817)	—	(21,264)
Segment operating income	$610,715	$146,105	$544,475	$138,126	$492,702	$129,962
Segment operating margin percentage		24%		25%		26%

The following table reconciles segment operating income per the reportable segment information to loss before income taxes per the consolidated and combined statements of comprehensive loss.

	Year ended December 31,
	2015	2014	2013

Segment operating income	$146,105	$138,126	$129,962
Depreciation	(21,197)	(22,350)	(21,219)
Amortization of other identifiable intangible assets	(48,769)	(45,402)	(34,460)
Amortization of developed technology and content	(43,821)	(38,752)	(31,894)
Goodwill impairment	—	—	(366,662)
Other operating expenses	(30,874)	(20,784)	(35,038)
Operating income	1,444	10,838	(359,311)
Interest expense	(74,219)	(69,616)	(70,581)
Other finance costs	(1,805)	(930)	(24)
Loss before income taxes	$(74,580)	$(59,708)	$(429,916)

Reportable segment asset information is not disclosed because it is not reviewed by the CODM for purposes of evaluating performance and allocating resources.

18.	Related Party Transactions
The Company entered into an advisory agreement with the Sponsor, under which the Sponsor provided certain advisory services to the Company. As compensation for the services, the Company paid a transaction fee at the closing of the Prior Acquisition and will continue to pay the Sponsor an annual advisory fee which will be equal to an aggregate amount equal to the greater of (i) $2.5 million and (ii) 2.0% of consolidated EBITDA (as defined in the credit agreement governing our Senior Credit Facility), as well as transaction fees on future acquisitions, divestitures, financings and liquidity events, which will be determined based upon aggregate equity investments at the time of such future events or on the value of the transaction. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recorded an expense of $2.9 million, 2.9 million and $2.9 million respectively, which represented the Sponsor advisory fee and is presented within other operating expenses in the Company's consolidated statements of comprehensive loss. As of December 31, 2015, the Company has a prepaid sponsor fee of $1.0 million included in the prepaid account and other current assets account in the balance sheet.
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

In the fourth quarter of 2013, we completed our administrative infrastructure, and most of these functions have been assumed by us or by third parties on our behalf including the hosting services of certain technology infrastructure. The expense incurred under this service agreement for the year ended December 31, 2013, totaled $10.5 million, which is included in the other operating expenses in the consolidated statements of comprehensive loss.
The Company had a sublease arrangement with Thomson Reuters U.S. Inc. as part of the reverse transitional services agreement entered into in connection with the Prior Acquisition which ended on March 31, 2015. The sublease income recognized for the year ended December 31, 2015 and 2014 totaled $0.1 million and $0.3 million, respectively. These were recorded as a reduction to general and administrative expense in the Company's consolidated statements of comprehensive loss.

During 2013, the Company received $2.4 million of additional capital contribution from Holdings LLC, its direct parent company.

On October 11, 2013, the Company received a note receivable of $0.3 million from Holdings LLC, the direct parent of Truven Holding. The note receivable bears interest at a rate per annum of 1.9%. Interest is payable in arrears on each October 15, commencing on October 15, 2014. In lieu of paying in cash for the interest payments, any accrued but unpaid interest shall be capitalized and added as of such interest payment date to the principal amount of the note receivable. At any time, Holdings LLC may redeem all or any part of the note receivable at a redemption price equal to 100% of the principal amount redeemed plus all interest accrued and unpaid through the redemption date. The note receivable is included in trade and other receivables account in the balance sheet as of December 31, 2015 and 2014 (see Note 4).
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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including accounts receivable and accounts payable approximates carrying value at December 31, 2015 and December 31, 2014.

At December 31, 2015, the carrying amounts and fair values of the Senior Credit Facility, Revolving Credit Facility and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$612,668	$—	601,697	$—
10.625% Senior Notes	366,926	—	368,986	—
At December 31, 2014, the carrying amounts and fair values of the Senior Term Loan and 10.625% Senior Notes were as follows:

		Fair values
	Carrying amounts	Level 1	Level 2	Level 3
Senior Term Loan	$610,845	$—	$603,009	$—
10.625% Senior Notes	366,877	—	357,971	—

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

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$10,143	$2,528	$1,654	$—	$14,325
Trade and other receivables, net of allowances	—	116,296	12,068	2,180	—	130,544
Prepaid expenses and other current assets	—	27,883	620	912	—	29,415
Deferred tax asset	—	2,838	—	—	—	2,838
Intercompany receivable	—	28,455	36,634	60,820	(125,909)	—
Total current assets	—	185,615	51,850	65,566	(125,909)	177,122
Investment in subsidiaries	—	107,061		—	(107,061)	—
Computer hardware and other property, net	—	37,844	91	642	—	38,577
Developed technology and content, net	—	109,814	8,316	—	—	118,130
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	293,095	41,016	—	—	334,111
Other noncurrent assets	—	19,718	76	13	—	19,807
Total assets	$—	$1,210,824	$142,492	$66,221	$(232,970)	$1,186,567
Liabilities and net equity (deficit)
Accounts payable and accrued expenses	$—	$71,094	$7,372	$3,401	$—	$81,867
Deferred revenue	—	129,873	6,266	250	—	136,389
Current portion of long-term debt	—	6,360	—	—	—	6,360
Capital lease obligation	—	700	—	—	—	700
Current taxes payable	—	7	—	323	—	330
Intercompany payable	—	42,108	22,270	61,531	(125,909)	—
Total current liabilities	—	250,142	35,908	65,505	(125,909)	225,646
Deferred revenue	—	2,871	175	—	—	3,046
Capital lease obligation - noncurrent	—	675	—	—	—	675
Long-term debt	—	973,234	—	—	—	973,234
Accumulated losses of unconsolidated companies in excess of investment	27,636		723		(28,359)	—
Deferred tax liabilities	—	2,838	—	—	—	2,838
Other noncurrent liabilities	—	8,700	10	54	—	8,764
Total liabilities	27,636	1,238,460	36,816	65,559	(154,268)	1,214,203
Equity (deficit)
Common stock	—	—	—	—	—	—
Additional paid-in capital	484,364	484,364	114,090	(69)	(598,385)	484,364
Accumulated deficit	(511,589)	(511,589)	(8,400)	1,290	518,699	(511,589)
Foreign currency translation adjustment	(411)	(411)	(14)	(559)	984	(411)
Total	(27,636)	(27,636)	105,676	662	(78,702)	(27,636)
Total liabilities and net equity	$—	$1,210,824	$142,492	$66,221	$(232,970)	$1,186,567

Truven Holding Corp.
Consolidated Balance Sheets
As of December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,243	$3,264	$1,097	$—	$12,604
Trade and other receivables, net of allowances	—	106,181	12,765	1,268	—	120,214
Prepaid expenses and other current assets	—	28,574	817	860	—	30,251
Deferred tax asset	—	621	—	—	—	621
Intercompany receivable	—	23,297	39,194	46,799	(109,290)	—
Total current assets	—	166,916	56,040	50,024	(109,290)	163,690
Investment in subsidiaries	47,123	109,851	(192)	—	(156,782)	—
Computer hardware and other property, net	—	36,459	207	769	—	37,435
Developed technology and content, net	—	128,917	5,161	—	—	134,078
Goodwill	—	457,677	41,143	—	—	498,820
Other identifiable intangible assets, net	—	327,554	55,325	—	—	382,879
Other noncurrent assets	—	15,951	—	236	—	16,187
Total assets	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089
Liabilities and Net Equity
Accounts payable and accrued expenses	$—	$58,777	$5,931	$2,520	$—	$67,228
Deferred revenue	—	121,903	6,802	424	—	$129,129
Current portion of long-term debt	—	6,360	—	—	—	$6,360
Capital lease obligation	—	664	—	—	—	$664
Deferred tax liability	—	—	—	—	—	$—
Current taxes payable	—	—	—	173	—	$173
Intercompany payable	—	26,086	35,784	47,420	(109,290)	$—
Total current liabilities	—	213,790	48,517	50,537	(109,290)	203,554
Deferred revenue	—	5,456	—	—	—	5,456
Capital lease obligation - noncurrent	—	1,374	—	—	—	1,374
Long-term debt	—	971,362	—	—	—	971,362
Deferred tax liabilities	—	621	—	—	—	621
Other noncurrent liabilities	—	3,599	—	—	—	3,599
Total liabilities	—	1,196,202	48,517	50,537	(109,290)	1,185,966
Equity
Common stock	—	—	—	—	—	—
Additional paid-in capital	483,550	483,550	114,483	(125)	(597,908)	483,550
Accumulated deficit	(436,123)	(436,123)	(5,275)	1,130	440,268	(436,123)
Foreign currency translation adjustment	(304)	(304)	(41)	(513)	858	(304)
Total	47,123	47,123	109,167	492	(156,782)	47,123
Total liabilities and net equity	$47,123	$1,243,325	$157,684	$51,029	$(266,072)	$1,233,089

Truven Holding Corp.
Consolidated Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$520,991	$78,871	$27,606	$(16,753)	$610,715
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(291,544)	(42,307)	(10,579)	15,180	(329,250)
Selling and marketing, excluding depreciation and amortization	—	(54,939)	(7,110)	(8,156)	—	(70,205)
General and administrative, excluding depreciation and amortization	—	(43,070)	(14,658)	(7,427)	—	(65,155)
Depreciation	—	(20,694)	(88)	(415)	—	(21,197)
Amortization of developed technology and content	—	(42,558)	(1,263)	—	—	(43,821)
Amortization of other identifiable intangible assets	—	(34,460)	(14,309)	—	—	(48,769)
Other operating expenses	—	(31,236)	(1,211)	—	1,573	(30,874)
Total operating costs and expenses	—	(518,501)	(80,946)	(26,577)	16,753	(609,271)
Operating loss (income)	—	2,490	(2,075)	1,029	—	1,444
Net interest expense	—	(74,222)	1	2	—	(74,219)
Other finance costs	—	(1,313)	(366)	(126)	—	(1,805)
Equity in net loss of subsidiaries	(75,466)	(2,291)	(674)	—	78,431	—
Income (loss) before income taxes	(75,466)	(75,336)	(3,114)	905	78,431	(74,580)
Provision for income taxes	—	(130)	(11)	(745)	—	(886)
Net income (loss)	$(75,466)	$(75,466)	$(3,125)	$160	$78,431	$(75,466)

Other comprehensive income (loss):
Foreign currency translation adjustments	(107)	(107)	27	(46)	126	(107)
Total comprehensive income (loss)	$(75,573)	$(75,573)	$(3,098)	$114	$78,557	$(75,573)

Truven Holding Corp.
Consolidated Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$504,894	$32,880	$15,882	$(9,181)	$544,475
Operating costs and expenses Cost of revenues, excluding depreciation and amortization	—	(278,976)	(16,683)	(6,214)	8,874	$(292,999)
Selling and marketing, excluding depreciation and amortization	—	(51,952)	(1,120)	(4,341)	—	$(57,413)
General and administrative, excluding depreciation and amortization	—	(42,259)	(9,129)	(4,549)	—	$(55,937)
Depreciation	—	(21,874)	(58)	(418)	—	$(22,350)
Amortization of developed technology and content	—	(38,642)	(110)	—	—	$(38,752)
Amortization of other identifiable intangible assets	—	(34,460)	(10,942)	—	—	$(45,402)
Other operating expenses	—	(20,948)	(143)	—	307	$(20,784)
Total operating costs and expenses	—	(489,111)	(38,185)	(15,522)	9,181	(533,637)
Operating loss (income)	—	15,783	(5,305)	360	—	10,838
Net interest income (expense)	—	(69,622)	2	4	—	(69,616)
Other finance costs	—	(712)	(146)	(72)	—	(930)
Equity in net income (loss) of subsidiaries	(37,022)	(5,272)	183	—	42,111	—
Income (loss) before income taxes	(37,022)	(59,823)	(5,266)	292	42,111	(59,708)
Benefit from (provision for) income taxes	—	22,801	(9)	(106)	—	22,686
Net income (loss)	$(37,022)	$(37,022)	$(5,275)	$186	$42,111	$(37,022)

Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(139)	124	(348)	363	(139)
Total comprehensive income (loss)	$(37,161)	$(37,161)	$(5,151)	$(162)	$42,474	$(37,161)

Truven Holding Corp.
Consolidated Statements of Cash Flows
For the year Ended December 31, 2015

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(75,466)	$(75,466)	$(3,125)	$160	$78,431	$(75,466)
Non-cash adjustments	75,466	113,033	16,335	415	(78,431)	126,818
Changes in operating assets and liabilities	—	1,197	806	169	—	2,172
Net cash provided by operating activities	—	38,764	14,016	744	—	53,524
Investing activities
Acquisitions, net of cash acquired	—	(405)	—	—	—	(405)
Capital expenditures	—	(44,736)	(3,680)	(288)	—	(48,704)
Net cash used in investing activities	—	(45,141)	(3,680)	(288)	—	(49,109)
Financing activities
Issuance of common stock
Repayment of revolving credit facility	—	(10,000)	—	—	—	(10,000)
Principal repayment of senior term loan	—	(6,360)	—	—	—	(6,360)
Proceeds from revolving credit facility	—	15,000	—	—	—	15,000
Additional paid in capital	—	—	(57)	57	—	—
Intercompany transactions	—	10,864	(10,954)	90	—	—
Payment of debt issuance costs	—	(563)	—	—	—	(563)
Payment of capital lease obligation	—	(664)	—	—	—	(664)
Net cash (used in) provided by financing activities	—	8,277	(11,011)	147	—	(2,587)
Effect of exchange rate changes in cash and cash equivalents	—	—	(61)	(46)	—	(107)
Increase (decrease) in cash and cash equivalents	—	1,900	(736)	557	—	1,721
Cash and cash equivalents
Beginning of period	—	8,243	3,264	1,097	—	12,604
End of period	$—	$10,143	$2,528	$1,654	$—	$14,325

Truven Holding Corp.
Consolidated Statements of Cash Flows
For the year Ended December 31, 2014

	Parent	Issuer	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(37,022)	$(37,022)	$(5,275)	$186	$42,111	$(37,022)
Non-cash adjustments	37,022	89,399	10,927	181	(42,111)	95,418
Changes in operating assets and liabilities	—	(15,158)	2,249	(270)	—	(13,179)
Net cash provided by operating activities	—	37,219	7,901	97	—	45,217
Investing activities
Acquisitions, net of cash acquired	—	(109,406)	—	—	—	(109,406)
Capital expenditures	—	(31,814)	(634)	(213)	—	(32,661)
Net cash used in investing activities	—	(141,220)	(634)	(213)	—	(142,067)
Financing activities
Proceeds from additional senior notes, including premium	—	41,200	—	—	—	41,200
Repayment of revolving credit facility	—	(60,000)	—	—	—	(60,000)
Principal repayment of senior term loan	—	(6,108)	—	—	—	(6,108)
Proceeds from revolving credit facility	—	30,000	—	—	—	30,000
Proceeds from senior term loan related to refinancing/acquisition	—	100,000	—	—	—	100,000
Intercompany transactions	—	3,333	(4,211)	878	—	—
Payment of debt issuance costs	—	(4,095)	—	—	—	(4,095)
Payment of capital lease obligation	—	(1,659)	—	—	—	(1,659)
Net cash (used in) provided by financing activities	—	102,671	(4,211)	878	—	99,338
Effect of exchange rate changes in cash and cash equivalents	—	—	208	(347)	—	(139)
Increase (decrease) in cash and cash equivalents	—	(1,330)	3,264	415	—	2,349
Cash and cash equivalents
Beginning of period	—	9,573	—	682	—	10,255
End of period	$—	$8,243	$3,264	$1,097	$—	$12,604

21. Supplemental condensed financial information of the Parent Company

Truven Holding Corp.
SCHEDULE I—Condensed Financial Information of Parent Company
Parent Company Condensed Balance Sheet
(in thousands of dollars, unless otherwise indicated)

	As of December 31,
	2015	2014
Asset
Investments in Truven Health Analytics Inc.	$—	$47,123
Total assets	$—	$47,123

Liabilities and Equity
Accumulated losses of unconsolidated companies in excess of investment	$27,636	$—
Equity
Common stock—$0.01 par value; 1,000 shares authorized, 1 share issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid in capital	484,364	483,550
Accumulated deficit	(511,589)	(436,123)
Foreign Currency translation adjustment	(411)	(304)
Total liabilities and equity	$—	$47,123
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Comprehensive Loss
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31,
	2015	2014	2013
Revenues, net	$—	$—	$—
Operating costs and expenses	—	—	—
(Loss) income before income taxes	—	—	—
Benefit from (provision for) income taxes	—	—	—
Income before share in net loss from subsidiaries	—	—	—
Share of net loss from subsidiaries	(75,466)	(37,022)	(344,989)
Net loss	$(75,466)	$(37,022)	$(344,989)

Other comprehensive loss:
Foreign currency translation adjustments	(107)	(139)	(165)
Total comprehensive loss	$(75,573)	$(37,161)	$(345,154)
The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Parent Company Condensed Statement of Cash Flows
(in thousands of dollars, unless otherwise indicated)

	For the year ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$—	$—	$—
Cash flows from investing activities:
Investment in Truven Health Analytics, Inc.		—	(2,350)
Net cash used in investing activities		—	(2,350)
Cash flows from financing activities:
Additional capital contribution	—	—	2,350
Net cash provided by financing activities	—	—	2,350
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—
Cash and cash equivalents at the end of the period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Truven Holding Corp.
Notes to Parent Company Condensed Financial Statements
(in thousands of dollars, unless otherwise indicated)

Basis of Presentation
The financial statements for Truven Holding Corp. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2015, 2014 and 2013 and its financial position as of December 31, 2015 and 2014.
The separate condensed financial statements of the Parent Company as presented have been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04 and present the Parent Company’s investment in its subsidiaries under the equity method of accounting. Such investment is presented on a separate condensed balance sheet of the Parent Company as “Investment in Truven Health Analytics Inc.” or "Accumulated losses of unconsolidated companies in excess of investment" and the Parent Company’s shares of profit or loss of subsidiaries are presented as “Share of net loss from subsidiaries” in the condensed statement of comprehensive loss.
The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Truven’s ability and the ability of each of any restricted subsidiaries to sell assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain charter documents and material agreements governing subordinated indebtedness, change the business conducted by Truven and its subsidiaries, and enter into agreements that restrict dividends from subsidiaries. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Truven and its subsidiaries totaling $47,123 as of December 31, 2014.
Capital Contribution
The Parent Company was formed on April 20, 2012 for the purpose of consummating the Prior Acquisition and has had no operations from inception. The Parent Company has 1,000 shares authorized, and issued 1 share with $0.01 par value for $464,400.
Prior to the Prior Acquisition, Thomson Reuters Corporation (the Predecessor Parent) entered into a Retention Agreement with key employees of TRHI in conjunction with the disposal of the business. Pursuant to the Retention Agreements, the Predecessor Parent provided for retention and bonus payment to certain employees based on a percentage of salary and targeted transaction price, respectively. The payment was contingent upon the employees continuing services to the buyer after the Prior Acquisition for periods ranging from 90 days to one year. After the Prior Acquisition, Truven determined that the retention and bonus for the duration of the performance period of certain employees subject to the Retention Agreement amounted to $15,813. Although the Predecessor Parent retained the legal and contractual obligation to pay the employees, the compensation expense was recorded by Truven in the period when the service was performed and was allocated in proportion to the days of service in both Predecessor and Successor Periods. The retention and bonus expense recorded against Additional Paid in capital for the period ended December 31, 2013 amounted to $1,378. Responsible for the management, preparation and analysis of consolidated financial statements for parent and subsidiaries, quarterly and annual SEC filings,
The retention and bonus expense, which was paid by Predecessor Parent, was deemed an investment/capital contribution.
During 2013, Truven Holding Corp. received $2,350 of additional capital contribution from VCPH Holdings LLC, its direct parent company.

Contingencies
As of December 31, 2015, there were no material contingencies, significant provisions for long-term debt obligations, or guarantees of the Parent Company, except for those, if any, which have been separately disclosed in the consolidated financial statements.

22.     Subsequent Events

On February 17, 2016, IBM Holdings LLC, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., and CIPH Holdings LLC, entered into a Stock Purchase Agreement, pursuant to which IBM agreed to purchase, for a total consideration of $2.6 billion, the sole outstanding share of common stock, par value $0.01 per share, of Truven Holding (such transaction, the "Stock Purchase"). The Stock Purchase Agreement contains various customary representations, warranties and covenants of each party and the Acquired Companies. Each party has agreed to use its respective reasonable best efforts to take all actions to cause the Stock Purchase to be consummated, subject to certain exceptions. The closing of the Stock Purchase is subject to customary closing conditions. The Stock Purchase is not subject to a financing condition.
At the closing of the Stock Purchase, IBM will pay all indebtedness for money borrowed of the Company that is required to be paid.
On February 18, 2016, Truven also notified the trustee for the Notes of Truven's optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which redemption is conditioned on the occurrence of the closing of the Stock Purchase, and instructed the trustee to provide notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.
On March 15, 2016, Truven delivered to the trustee of the Notes a revised notice of Truven’s optional election to redeem the $367.2 million aggregate principal amount of the Notes outstanding, which superseded the notice of redemption delivered on February 18, 2016, and instructed the trustee to provide the revised notice of such optional redemption to the holders of the Notes in accordance with the terms of the Indenture.  Truven’s optional redemption remains conditioned on the occurrence of the closing of the Stock Purchase. Truven expects the satisfaction and discharge of the Notes to occur on the anticipated closing date of the Stock Purchase, in accordance with the terms of the Stock Purchase Agreement.
Either party may terminate the Stock Purchase Agreement, subject to certain terms and conditions, if the Stock Purchase is not completed on or before May 17, 2016, unless extended by either party for an additional 30 days in certain circumstances.
There have been no other events subsequent to December 31, 2015 which would require accrual or disclosure in these consolidated and combined financial statements.

ITEM 15 (a) (2)

Valuation and Qualifying Accounts
The following table sets forth the change in our allowance for doubtful accounts and deferred tax asset valuation allowance for the years ended December 31, 2015, 2014 and 2013:

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to (Recovery from) Bad Debt (1)	Write-offs Net of Recoveries (2)	Balance at End of Year
Year ended December 31, 2015	$1,244	$439	$182	$1,501
Year ended December 31, 2014	1,530	1,042	1,328	1,244
Year ended December 31, 2013	1,865	(144)	191	1,530

(1) Additions to the allowance account through the normal course of business are charged to expense.
(2) Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

Deferred tax asset valuation allowance	Balance at Beginning of Year	Additions charged to Income	Deductions/Other	Balance at End of Year
Year ended December 31, 2015	$1,274	$27,855	$—	$29,129
Year ended December 31, 2014	—	1,274	—	1,274
Year ended December 31, 2013	—	—	—	—